Form 10-Q
period 1996-09-30
BEVERLY BANCORPORATION INC
filed 1996-11-14
CIK 11913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   ----------------

Commission file number 0-4707
                       ------

                          Beverly Bancorporation, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                              36-4090152
            --------                              ----------
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or                         Identification No.)
 organization)

 1357 West 103rd Street                              60643
 ----------------------                              -----
 Chicago, Illinois                                (Zip Code)
 -----------------
 (Address of principal
 executive offices)

Registrant's telephone number, including area code (773) 881-2373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   X
    -----      -----

As of October 31, 1996, 5,144,225 shares of the registrant's common stock were outstanding.

                          BEVERLY BANCORPORATION, INC.

                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets at September 30, 1996                      3
       and December 31, 1995

     Consolidated Statements of Income for the three-                       4
       month and nine-month periods ended September 30, 1996 and 1995

     Consolidated Statements of Cash Flows for the nine-                    6
       month periods ended September 30, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                             16
Item 4.   Submission of Matters to a Vote of
          Security Holders                                                  16
Item 6.   Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                  17

         PART I.  FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS

                  BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)


                                 ASSETS


                                                                    September 30,    December 31,
                                                                          1996          1995
                                                                          ----          ----

Cash and due from banks. . . . . . . . . . . . . . . . . . . . .       $  27,105      $  32,635
Funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         20,075

Investment securities:
  Available-for-sale, at fair value. . . . . . . . . . . . . . .         195,184        174,963
  Held-to-maturity, at amortized cost (fair value
    $33,069 and $32,639, respectively) . . . . . . . . . . . . .          33,317         32,644
Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         353,185        312,160
  Less allowance for possible loan losses. . . . . . . . . . . .           3,957          3,524
                                                                           -----          -----
    Net loans. . . . . . . . . . . . . . . . . . . . . . . . . .         349,228        308,636
Premises and equipment, net. . . . . . . . . . . . . . . . . . .          15,279         13,204
Accrued interest receivable. . . . . . . . . . . . . . . . . . .           5,354          4,826
Other real estate. . . . . . . . . . . . . . . . . . . . . . . .           1,091            858
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .           1,091          1,301
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           2,949          2,061
                                                                           -----          -----
      TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .       $ 630,598      $ 591,203
                                                                       ---------      ---------
                                                                       ---------      ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing . . . . . . . . . . . . . . . . . . . . . . .        $474,342       $439,020
  Non-interest bearing . . . . . . . . . . . . . . . . . . . . .          83,045         88,111
                                                                          ------         ------
      Total deposits . . . . . . . . . . . . . . . . . . . . . .         557,387        527,131
Securities sold under agreements to repurchase, funds
  purchased, and treasury tax deposits . . . . . . . . . . . . .           9,794          6,292
Bank notes payable . . . . . . . . . . . . . . . . . . . . . . .              --         11,000
Accrued expenses and other liabilities . . . . . . . . . . . . .           5,163          5,819
                                                                           -----          -----
      Total liabilities. . . . . . . . . . . . . . . . . . . . .         572,344        550,242

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
  1,000,000 shares; no shares issued and outstanding . . . . . .              --          --
  Common stock, par value $.01 per share; authorized
  8,000,000 shares; issued and outstanding 5,144,225
  and 3,769,815, respectively. . . . . . . . . . . . . . . . . .              51             38
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          27,033          9,005
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          34,813         33,011
  Net unrealized gains (losses) on available-for-sale
   securities. . . . . . . . . . . . . . . . . . . . . . . . . .         ( 1,815)           617
  Note receivable - officer stockholders. . . . . . . . . . . . .         ( 1,828)        (1,710)
                                                                           -----          -----
 Total stockholders' equity. . . . . . . . . . . . . . . . . . .          58,254         40,961
                                                                       ---------      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY . . . . . . . . . . . . . . . . . . . . . . . . .       $ 630,598      $ 591,203
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                  BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                   ------------------------      ------------------------
                                                        1996           1995           1996           1995
                                                   ------------------------      ------------------------
Interest Income:
Interest and fees on loans                            $7,378         $6,717        $20,909        $19,885
Interest on investment securities
  Taxable                                              2,958          2,751          8,941          8,424
  Tax-exempt                                             537            327          1,338          1,010
Funds sold                                                55            135            518            294
                                                   ---------      ---------      ---------      ---------

  Total Interest Income                               10,928          9,930         31,706         29,613

Interest Expense:
Deposits                                               4,736          4,301         13,874         12,390
Securities sold under
  agreement to repurchase,
  funds purchased, and
  treasury tax deposits                                  105             89            247            284
Note payable                                             126              2            495             53
                                                   ---------      ---------      ---------      ---------

   Total Interest Expense                              4,967          4,392         14,616         12,727
                                                   ---------      ---------      ---------      ---------

  Net Interest Income                                  5,961          5,538         17,090         16,886
Provision for loan losses                                 40             34            115            137
                                                   ---------      ---------      ---------      ---------

  Net Interest Income after Provision
    For Loan Losses                                    5,921          5,504         16,975         16,749

Other Income:
Income from fiduciary activities                         505            473          1,503          1,427
Service charges on deposit accounts                      987          1,012          3,159          3,000
Net (losses) gains on sales of investment securities       5             (4)            40             29
Mortgage origination & servicing fees                     60            253            372            596
Other                                                    410            308          1,042            664
                                                   ---------      ---------      ---------      ---------


   Total Other Income                                  1,967          2,042          6,116          5,716
                                                   ---------      ---------      ---------      ---------


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                   ------------------------      ------------------------
                                                        1996           1995           1996           1995
                                                   ------------------------      ------------------------

Operating Expense:
Salaries and employee benefits                         2,604          2,670          7,976          8,052
Occupancy                                                608            556          1,796          1,714
Equipment                                                406            453          1,203          1,474
Marketing and promotion                                  246            249            673            662
Other                                                  1,647          1,243          4,742          4,080
                                                   ---------      ---------      ---------      ---------

   Total Operating Expenses                            5,511          5,171         16,390         15,982
                                                   ---------      ---------      ---------      ---------

    Income Before Income Taxes                         2,377          2,375          6,701          6,483

Income tax expense                                       697            773          2,014          2,030
                                                   ---------      ---------      ---------      ---------


  NET INCOME                                          $1,680         $1,602         $4,687         $4,453
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Net income per share                                   $0.37          $0.32          $1.10          $0.90
                                                   ---------      ---------      ---------      ---------

Common and common equivalent                       4,601,644      4,938,607      4,261,029      4,921,235
   shares                                          ---------      ---------      ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                  BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 1996 and 1995 (unaudited)
                             (Amounts in thousands)


                                                                Nine Months Ended
                                                                September 30,
                                                                --------------------
                                                                 1996           1995
                                                                 ----           ----

Cash Flows from Operating Activities:

Net Income                                                      $4,687         $4,453
Adjustments to reconcile net income to net
  cash provided by operating activities
    Provision for credit losses                                    115            137
    Provision for depreciation and amortization                  1,209          1,233
    Investment security accretion and amortization net             519            646
    Deferred tax expense (benefit)                               (259)          (103)
    Amortization of intangible assets                              210            235
    Realized investment security gains, net                       (40)           (28)
    Gain on sale of other real estate                                -           (25)
    Increase in accrued interest receivable                      (528)          (726)
    (Decrease) increase in other assets                            531          (501)
    Loans held for sale                                          1,464        (3,957)
    (Decrease) increase in accrued expense and other
     liabilities                                                 (939)            387
                                                                 -----          -----
     Net Cash Provided by Operating Activities                   6,969          1,751
                                                                 -----          -----

Cash Flows from Investment Activities:
Investment securities available-for-sale:
    Proceeds from maturities and call of securities             25,369         19,132
    Proceeds from sale of securities                            28,052          2,460
    Purchase of securities                                    (77,551)       (12,307)
Investment securities held-to-maturity:
    Proceeds from maturities and call of securities             1,557          6,490
    Purchase of securities                                     (2,710)        (3,153)
Net (Increase) Decrease in loans                              (42,552)       (20,185)
Purchases of premises and equipment                            (2,683)          (520)
Proceeds from sale of other real estate and equipment              148            380
                                                              --------        -------
     Net Cash Used by Investment Activities                   (70,370)        (7,703)
                                                              --------        -------


                                                                Nine Months Ended
                                                                September 30,
                                                                --------------------
                                                                 1996           1995
                                                                 ----           ----
Cash Flows from Financing Activities:

Net increase in deposits                                        30,256          5,943
Net increase (decrease) in securities sold under
agreements to repurchase, funds purchased and treasury
tax deposits                                                     3,502        (1,656)
Principal reductions on note payable                          (11,000)        (1,800)
Cash dividends                                                   (662)          (698)
Proceeds from issuance of common stock                          15,818            360
Proceeds from notes receivable-officer stockholders                267             29
Issuance of notes receivable-officer stockholders                (385)             29
                                                               -------        -------
      Net Cash Provided By Financing Activities                 37,796          2,207
                                                               -------        -------

      Increase in Cash and Cash Equivalents                   (25,605)        (3,745)

Cash and Cash Equivalents at Beginning of year                  52,710         35,072
                                                               -------        -------

     Cash and Cash Equivalents at End of Period                $27,105        $31,327
                                                               -------        -------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year For:
     Interest                                                   14,324         12,293
     Income taxes                                                2,000          2,100
Non-Cash Investing and Financing Activities:
     Unrealized gain (loss) on available-for-sale securities   (3,909)        (6,859)
     Net change in loans transferred to other real estate          382            430
     Refinancing of notes receivable                               215              -
     Common Stock Dividends                                      2,223          2,192
     Capital lease                                                 601              -


The accompanying notes are an integral part of the consolidated financial statements.

                  BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30,1996
                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's prospectus dated August 22, 1996.

NOTE 2.   REINCORPORATION AND MERGER

     Beverly Bancorporation, Inc. (the "Company") was incorporated in Delaware on June 13, 1996 as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois corporation ("Beverly Illinois").

     On August 16, 1996, Beverly Illinois was merged with and into the Company and the Company is the surviving corporation. Each outstanding share of common stock of Beverly Illinois was converted into five shares of common stock of the Company.

NOTE 3.   PUBLIC OFFERING

     On August 27, 1996, the Company sold 1,150,000 shares of its common stock, including the underwriters over-allotment, in a public offering. For further information refer to the Company's prospectus dated August 22, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is a review of significant factors affecting the results of operations and the financial condition of the Company for the three and nine month periods ended September 30, 1996. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in this report.

OVERVIEW

     Beverly Bancorporation, Inc. (the "Company") provides a full range of banking services, including personal and corporate trust services. The strategy of the Company is to continue to increase its core banking business and to further develop its mortgage, trust, securities sales and insurance activities in order to provide an array of household financial services encompassing banking and other investment products.

     The Company was incorporated in Delaware on June 13, 1996 as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois corporation ("Beverly Illinois"). Beverly Illinois was organized in 1969 and owned all of the outstanding capital stock of the subsidiary banks and Beverly Trust Company. Pursuant to the reincorporation, on August 16, 1996, Beverly Illinois was merged with and into the Company and the Company is the surviving corporation.

     Subsequent to the reincorporation, the Company sold 1,150,000 shares of common stock at $15.00 per share in a public offering in the third quarter. In connection with the offering, the Company's common stock was listed on the NASDAQ National Market under the symbol BEVB. A portion of the proceeds of the offering was used to pay off the Company's $9 million debt. In September 1996, the Company completed the merger of its four subsidiary banks into one bank subsidiary and renamed the bank "Beverly National Bank."

     The net income of the Company was $1.7 million for the three months ended September 30, 1996, compared with net income of $1.6 million for the three months ended September 30, 1995. Earnings per share for the third quarter of 1996 was $.37. The net income of the Company was $4.7 million for the nine months ended September 30, 1996, compared with net income of $4.5 million for the nine months ended September 30, 1995. Earnings per share for the nine months ended September 30, 1996 was $1.10. The following table sets forth certain selected additional financial data of the Company.

                                  Three Months Ended           Nine Months Ended
                                     September 30,              September 30,
                                     -------------              -------------
                                    1996         1995        1996           1995
                                    ----         ----        ----           ----
                                  (dollars in thousands, except per share data)
Balance Sheet Data
  Average assets                 $ 625,250    $ 572,670     $ 610,137   $564,104
  Average total loans              341,329      311,728       322,068    304,742
  Average deposits                 558,568      511,795       547,097    506,252
  Average equity                    47,770       48,514        43,486     45,582

Per Share Data
  Net Income                        $0.37         $0.32         $1.10      $0.90
  Book value End of Period          11.32         10.66         11.32      10.66

Selected financial Ratios
  Return on average assets          1.07%         1.12%         1.02%      1.05%
  Return on average equity         14.07%        13.21%        14.37%     13.03%
  Net interest margin (TE)          4.33%         4.35%         4.26%      4.54%
  Net Charge offs (recoveries) to
  average total loans               0.01%         0.08%        -0.10%      0.15%

RESULTS OF OPERATIONS
NET INTEREST INCOME

     Net interest income equals the difference between interest income earned on assets and the interest expense paid on liabilities. A comparison of the Company's net interest income, on a taxable-equivalent basis, follows:


                                                        For the Three Months Ended
                                  ----------------------------------------------------------------------
                                         September 30, 1996                     September 30, 1995
                                         ------------------                     ------------------
                                  Average               Yield/         Average                Yield/
                                 Balance    Interest   Rate           Balance   Interest      Rate
                                 -------    --------   ----           -------   --------      ----
                                                        (dollars in thousands)
Funds sold                      $   4,060    $   55     5.37%         $  9,266   $  135       5.78%

Investment securities             232,092     3,764     6.43%          206,188    3,241       6.24%

Loans                             337,392     7,408     8.71%          307,975    6,753       8.70%
                                  -------     -----     -----          -------    -----       -----

  Total earning assets            573,544    11,227     7.77%          523,429   10,129       7.68%
                                  -------    ------     -----          -------   ------       -----


Interest bearing deposits         470,137     4,736     4.00%          424,401    4,301       4.02%

Notes payable                       7,256       126     6.89%                -        -           -

Other interest bearing
  liabilities                       6,841       105     6.09%            7,136       91       5.06%
                                   ------       ---     -----            -----       --       -----

  Total interest bearing
    liabilities                  $484,234     4,967     4.07%         $431,537    4,392       4.04%
                                  -------     -----     -----          -------    -----       -----

  Margin (T/E)                                $6,260    4.33%                    $5,737       4.35%
                                              -----     -----                     -----       -----
                                              -----     -----                     -----       -----


                                                       For the Nine Months Ended
                                ----------------------------------------------------------------------
                                       September 30, 1996                     September 30, 1995
                                       ------------------                     ------------------
                                Average              Yield/          Average                 Yield/
                               Balance    Interest   Rate           Balance    Interest      Rate
                               -------    --------   -------        -------    --------      ----
                                                     (dollars in thousands)
Funds sold                   $  13,154      $  518     5.27%        $  6,727     $  294      5.84%

Investment securities          228,443      10,947     6.41%         208,095      9,937      6.38%

Loans                          318,147      21,003     8.83%         300,831     19,998      8.89%
                               -------       -----     -----         -------     ------      -----

  Total earning assets         559,744      32,468     7.76%         515,653     30,229      7.84%
                               -------      ------     -----         -------     ------      -----

Interest bearing deposits      460,358      13,874     4.03%         418,238     12,390      3.96%

Notes payable                    9,089         495     7.28%             647         53     10.95%

Other interest bearing
  liabilities                    5,470         247     6.04%           5,675        284      6.69%
                               -------      ------     -----         -------     ------      -----

  Total interest bearing
    liabilities               $474,917      14,616     4.11%        $424,560     12,727      4.01%
                               -------      ------     -----         -------     ------      -----

  Margin (T/E)                             $17,852     4.26%                    $17,502      4.54%
                                           -------     -----                    -------      -----
                                           -------     -----                    -------      -----


     For the three months ended September 30, 1996, the Company's net interest income increased $523,000 or 9.1% to $6.3 million on a taxable-equivalent basis from $5.7 million in the third quarter of 1995. Interest on earning assets increased $1.1 million or 10.8% to $11.2 million in the third quarter of 1996 from the same period in 1995 due to: the investment of the deposit and capital growth of the Company, an increase in the yield on investment securities, and an increase in loans outstanding (which provide higher yields than alternative investments). The Company's interest expense increased $575,000 or 13.1% to $5.0 million in the third quarter of 1996 from the same period in 1995 due to growth in deposits and to the interest expense on its note payable issued at the end of 1995.

     For the nine months ended September 30, 1996, the Company's net interest income increased $350,000 or 2.0% to $17.9 million on a taxable-equivalent basis from $17.5 million in the same period of 1995. Interest on earning assets increased $2.2 million or 7.4% to $32.5 million in the nine months ended September 30, 1996 from the same period in 1995, primarily due to growth in both loans and the investment portfolio. Total interest expense increased $1.9 million or 14.8% to $14.6 million in the nine months ended September 30, 1996 from the same period in 1995, due to a slight increase in the rate on deposits, to growth of deposits, and to the interest cost on the note payable.

LOAN LOSS PROVISION

     The Company provided $40,000 for loan losses in the third quarter of 1996, compared to $34,000 in the third quarter of 1995. For the nine months ended September 30, 1996, the Company provided $115,000 for loan losses, compared to $137,000 for the nine months ended September 30, 1995. The loan loss provisions have remained relatively low due to the Company's asset quality, its significant loan loss recoveries, and its relatively high concentration of generally low-risk residential real estate loans.


OTHER INCOME

     Other income declined $75,000 or 3.7% to $1.9 million in the third quarter of 1996, compared to $2.0 million in the third quarter of 1995, primarily due to a decrease in mortgage origination and servicing fees. This decrease resulted from a change in the mix of mortgages originated, with 72% of originations during the third quarter of 1996 being loans held in the Company's loan portfolio, which do not generate current income. This decrease more than offset an increase in other income of $102,000 in the third quarter of 1996, primarily due to the initiation of ATM surcharges on non-customer transactions.

     For the nine months ended September 30, 1996, other income increased $400,000 or 7.0% to $6.1 million from $5.7 million in the same period in 1995. This increase in other income was due to an increase of $107,000 in investment security sales commissions, the initiation of ATM surcharges on non-customer transactions and a significant recovery of interest on a charged off loan. This increase was offset by a decline in mortgage origination and servicing fees primarily because the loans generated for the Company's loan portfolio totaled 58% of originations.

OPERATING EXPENSE

     Operating expenses increased $340,000 or 6.6% to $5.5 million for the three months ended September 30, 1996, compared to $5.2 million in the three months ended September 30, 1995. Salaries and Benefits declined $66,000 as a result of outsourcing of certain operational activities, partially offset by normal increases, the addition of several business development officers and the additional staff at the Company's new Will-Cook Branch. Occupancy expense increased $52,000 due to the opening of the Company's Will-Cook Branch and to remodeling of other facilities. Other operating expenses increased $404,000 due to the outsourcing of data processing and item processing in 1995, and to increases in consulting and other expenses incurred in connection with the merger of the Company's subsidiary banks.

     For the nine months ended September 30, 1996, operating expenses increased $408,000 or 2.6% to $16.4 million, compared to $16.0 million in the nine months ended September 30, 1995. Equipment expense decreased

$271,000, primarily due to the outsourcing of data processing and item processing in 1995. Other operating expenses increased $662,000 despite a decrease in FDIC insurance of $519,000. This increase is primarily due to an increase in computer systems and service costs of $458,000 due to the outsourcing of data processing and item processing. The Company has also experienced increases in its consulting and legal expenses, and also incurred increased costs in guard services.

FINANCIAL CONDITION

LOANS

     The following table summarizes the Company's loan portfolio at September 30, 1996 and December 31, 1995.

                               September 30,       December 31,
                                    1996                1995
                                ------------        ------------
                                     (in thousands)
Commercial and industrial     $ 62,439             $ 50,258
Residential real estate        140,016              119,153
Home equity lines of credit     28,527               31,152
Commercial real estate          80,667               74,199
Other consumer                  41,536               37,398
                                ------               ------
  Total loans                 $353,185             $312,160
Allowance for loan losses      ( 3,957)             ( 3,524)
                                ------               ------
   Net loans                  $349,228             $308,636
                              --------             --------
                              --------             --------


     The Company's loan portfolio has increased $40.6 million or 13.2% since December 31, 1995, with $28.6 million of that growth coming in the third quarter. Residential real estate loans increased $20.9 million since December 31,1995. These loans are exclusively ARM and balloon loans, as the Company does not retain long-term, fixed-rate loans in its loan portfolio. Commercial loans increased $12.2 million, and commercial real estate loans increased $6.5 million since December 31,1995. Much of this growth has come in the third quarter, due to the timing of closing of several significant loans.

NON-PERFORMING LOANS

     The following table sets forth information on the Company's non-performing loans and other real estate as of September 30, 1996 and December 31,1995.

                                 September 30,     December 31,
                                      1996             1995
                                 ------------      ------------
                                       (dollars in thousands)
Nonaccrual loans                   $1,430             $1,606
Other loans 90 days past due          664                177
Other real estate                   1,091                858
                                    -----                ---
  Total nonperforming assets       $3,185             $2,641
                                    -----             ------
Nonaccrual and other loans 90
 days past due to total loans        .59%               .57%
Nonperforming assets to total
 loans plus other real estate        .90%               .84%
Nonperforming assets to total
 assets                              .51%               .45%

DEPOSITS

     Total deposits were $557.4 million as of September 30, 1996, an increase of $30.3 million from December 31, 1995. This growth was primarily in certificates of deposit due to short-term promotional certificates offered in connection with the opening of the Will-Cook branch and with the renovation of the Oak Lawn Branch.

NOTE PAYABLE

     The Company's note payable, which was incurred in December, 1995, to fund the purchase of 881,340 shares of common stock from the estate of the Company's late chairman, was paid off in the third quarter of 1996 from the proceeds of the Company's public offering.

COMMON STOCK

     On August 27, 1996, the Company issued 1,150,000 shares of common stock at $15.00 per share in a public offering. Proceeds of the offering, net of expenses, totaled $15.4 million.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

     This quarterly report contains forward looking statements. Forward looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: changes in interest rates and other economic conditions could have an adverse impact on the Company; there is no assurance as to the sufficiency of the Company's allowance for loan losses; current and future government regulation could have an adverse impact on the Company; and the financial services business is extremely competitive with a number of competitors being substantially larger than the Company. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in the Company's prospectus dated

August 22, 1996 filed by the Company with the Securities and Exchange
Commission.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     The Company was incorporated in Delaware on June 13, 1996 as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois corporation ("Beverly Illinois"). On August 16, 1996, Beverly Illinois was merged with and into the Company and the Company is the surviving corporation. Each outstanding share of common stock of Beverly Illinois was converted into five shares of common stock of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special stockholders meeting held on July 24, 1996, the stockholders of Beverly Illinois approved the merger of Beverly Illinois with and into the Company. 574,084 shares of common stock of Beverly Illinois were voted for and 63,443 shares of common stock of Beverly Illinois were voted against the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BEVERLY BANCORPORATION, INC.
                                         (Registrant)





Date: November 14, 1996            /s/ John D. Van Winkle
                                   ----------------------------------------
                                   John D. Van Winkle
                                   President, Chief Executive Officer
                                   and Director




Date: November 14, 1996            /s/ John T. O'Neill
                                   ----------------------------------------
                                   John T. O'Neill
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer