Form 10-K
period 1996-12-31
BEVERLY BANCORPORATION INC
filed 1997-03-28
CIK 11913

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-4707

                            ------------------------

                          BEVERLY BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                     36-4090152
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

16345 SOUTH HARLEM AVENUE, SUITE 3E          60477
       TINLEY PARK, ILLINOIS              (Zip Code)
  (Address of principal executive
             offices)

       Registrant's telephone number, including area code: (708) 614-5070

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, computed by reference to the last reported price at which the stock was sold on such date, was $71,582,000.

    The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 21, 1997 was 5,209,584.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY       PART OF THIS FORM 10-K INTO WHICH THE DOCUMENT IS
REFERENCE INTO THIS FORM 10-K:                                INCORPORATED BY REFERENCE:
------------------------------------------------------------  ------------------------------------------------------------

 Beverly Bancorporation, Inc.                                                           Part III
 Proxy Statement for the 1997 Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Beverly Bancorporation, Inc. (the "Company") is a community-based financial services holding company headquartered in Tinley Park, Illinois. Through its subsidiaries, the Company provides a full range of banking services and also provides personal and corporate trust services. The Company's principal operating subsidiaries are Beverly National Bank (the "Bank") and Beverly Trust Company ("Beverly Trust"). The Bank was federally chartered in 1863 and is the second oldest active national bank in Illinois.

    The Bank is a community-oriented, full-service commercial bank, providing a full range of banking services to individuals, small-to-medium-sized businesses, and not-for-profit organizations. The Bank operates out of 12 full-service locations in the south and southwest parts of the Chicago metropolitan area, business development offices located in downtown Chicago and Westmont, Illinois and a mortgage origination office located in Naperville, Illinois. Through the Bank, the Company also operates a full-service insurance agency and a residential mortgage brokerage business and offers a broad range of annuities and mutual funds through a relationship with a securities firm. In 1996, the Bank formed a joint venture, currently in its initial stages, with a prominent realtor for the purpose of increasing its mortgage origination business. Beverly Trust provides a wide array of trust services for individuals and corporations. As of December 31, 1996, Beverly Trust managed $289 million in assets, primarily in the areas of personal living trusts and corporate employee benefit plans, and administered more than 3,000 land trusts.

    The Company was incorporated in Delaware on June 13, 1996 as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois corporation ("Beverly Illinois"). Beverly Illinois was organized in 1969 and prior to the reincorporation of Beverly Illinois as a Delaware corporation (the "Reincorporation") owned all of the outstanding capital stock of the Bank and Beverly Trust. Pursuant to the Reincorporation, which took place on August 16, 1996, Beverly Illinois was merged with and into the Company and the Company is the surviving corporation. As a result of the Reincorporation, the Company owns all of the outstanding capital stock of the Bank and Beverly Trust. In connection with the Reincorporation, each outstanding share of common stock of Beverly Illinois was converted into five shares of Common Stock of the Company.

    Prior to September 4, 1996, the Company conducted its banking business through four subsidiaries: Beverly Bank, Beverly Bank Matteson, Beverly Bank Lockport and First National Bank of Wilmington. These banks were chartered as Illinois state banks, with the exception of First National Bank of Wilmington, which was federally chartered. On September 4, 1996, the Company merged Beverly Bank, Beverly Bank Matteson and Beverly Bank Lockport with and into First National Bank of Wilmington. Pursuant to the merger, First National Bank of Wilmington was renamed Beverly National Bank and remains a nationally chartered bank. As a result of the merger, the operations of the banks have been consolidated and the administrative costs of operating the banks have been reduced.

    Except where the context otherwise requires, when used herein the term "Company" refers to Beverly Bancorporation, Inc., a Delaware corporation, its predecessor and its subsidiaries.

SERVICES

LENDING ACTIVITIES

    The Company seeks quality loan relationships. The Company's loan portfolio consists of real estate (including residential and commercial), commercial and industrial, home equity lines of credit and consumer loans. The Company's management emphasizes sound credit analysis and loan documentation. Management also seeks to avoid undue concentrations of loans to a single industry or based on a single class of collateral. The Company has concentrated its efforts on building its lending business in the following areas:

    (i) COMMERCIAL AND INDUSTRIAL LOANS. These loans are made to small-to-medium-sized businesses that are sole proprietorships, partnerships, and corporations. Generally, these loans are secured with collateral including accounts receivable, inventory and equipment, and generally require personal guarantees of the principals.

    (ii) COMMERCIAL REAL ESTATE LOANS. These are construction and development loans for acquisition, development, and construction of real estate which are secured by the real estate involved, and other loans secured by farmland, commercial real estate, multi-family residential properties, and other non-farm, nonresidential properties. Loans retained by the Company for its portfolio are short-term balloon loans and adjustable rate mortgages with initial fixed terms of one to five years.

    (iii) RESIDENTIAL REAL ESTATE LOANS. These are loans made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate residential real estate loans, virtually all fixed-rate loans originated pursuant to Fannie Mae and FHLMC guidelines are sold in the secondary market with servicing retained by the Company. In the normal course of business, the Company retains one-to-five year adjustable rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition."

    (iv) HOME EQUITY LINES OF CREDIT. These lines of credit are secured by the borrower's home and can be drawn on at the discretion of the borrower. These lines of credit are generally at variable interest rates. When made, home equity lines, combined with the outstanding loan balance of prior mortgage loans, generally do not exceed 80% of the appraised value of the underlying real estate collateral.

    (v) OTHER CONSUMER LOANS. Most of these loans are collateralized loans to individuals for various personal reasons such as automobile financing and home improvements.

    Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Loan approval is also subject to the Company's formal loan policy, as established by the Bank's board of directors, and to concurrence of a higher-ranking officer (or the Bank's board of directors or a committee of the board) in addition to the recommendation of the lending officer. This system is meant to assure that commercial credit is subjected to the independent objective review of at least two lending officers and is believed to be a key element of the Company's low level of loan losses.

TRUST ACTIVITIES

    Beverly Trust provides a wide array of trust services for individuals and corporations. As of December 31, 1996, Beverly Trust managed eighteen funds with an aggregate of $289 million in assets, primarily in the areas of personal living trusts and corporate employee benefit plans. Beverly Trust also administers more than 3,000 land trusts.

OTHER ACTIVITIES

    Through the Bank, the Company operates a full-service insurance agency and offers investment securities, including a broad range of annuities and mutual funds, through a relationship with a securities firm. The Bank also provides residential mortgage brokerage services. In 1996, the Bank formed a joint venture, currently in its initial stages, with a prominent realtor for the purpose of increasing its mortgage origination activities. The Company also services residential real estate loans originated through its mortgage activities. The servicing portfolio as of December 31, 1996 totaled $107.9 million of loans serviced for Fannie Mae, FHLMC and the Illinois Housing Development Authority.

MARKET

    The Company considers its primary market areas to be those areas immediately surrounding its offices. The Bank operates out of 12 full-service locations in the south and southwest parts of the Chicago metropolitan area, business development offices located in downtown Chicago and Westmont, Illinois and a mortgage origination office located in Naperville, Illinois. Accordingly, the Company's business extends throughout the Chicago metropolitan area, but is highly concentrated in the areas in which the Company's offices are located. The communities in which the Company's offices are located have a broad spectrum of demographic characteristics, including a number of densely populated areas as well as rural areas; some extremely high-income areas, as well as many middle-income areas and some low to moderate income areas; and encompass significant diversity in racial, ethnic and other characteristics.

    The Company focuses on establishing and maintaining long-term relationships with customers and is committed to serving the financial services needs of its community. In particular, the Company has and will continue to emphasize its relationship with individuals and small-to-medium-sized businesses. The Company's policy is to respond to all creditworthy segments of its market. The Company makes an active effort to determine the credit needs of the community, including those of low- and moderate-income areas and individuals, and to evaluate the products it offers and the design of those products to determine whether the Company's responsiveness to the community can be improved. The markets served by the Company provide a mix of real estate, commercial and consumer lending opportunities, while also providing a stable core deposit base.

COMPETITION

    The Company competes in the financial services industry through the Bank and Beverly Trust. The financial services business is highly competitive. The Company encounters strong direct competition for deposits, loans and other financial services. The Company's principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms. In addition, in recent years, several major multi-bank holding companies have entered or expanded in the Chicago metropolitan market. Generally, these financial institutions are significantly larger than the Company and have access to greater capital and other resources. Many of the Company's non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national chartered banks. As a result, such non-bank competitors have advantages over the Company in providing certain services. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides to borrowers and the variety of its loan products.

EMPLOYEES

    As of December 31, 1996, the Company had 237 full-time employees and 101 part-time employees. Management considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

           NAME                                            POSITION                                    AGE
--------------------------  ----------------------------------------------------------------------     ---
Anthony R. Pasquinelli      Chairman of the Board and Director                                      63

John D. Van Winkle          President, Chief Executive Officer and Director                         51

James W. Martin, Jr.        Executive Vice President, Manager of Consumer Sales                     56

Charles E. Ofenloch         Executive Vice President, Manager of Commercial Sales                   55

John T. O'Neill             Executive Vice President, Chief Financial Officer                       48

Ronald F. Stajkowski        Executive Vice President and Manager of Beverly Trust                   57

    The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors of the Company.

    Mr. Pasquinelli has been Chairman of the Board of the Company since November 1995 and a Director of the Company since 1985. Mr. Pasquinelli has been Executive Vice President and Secretary of Pasquinelli Construction Co., a Homewood, Illinois construction company, since 1962. He currently serves on the board of directors of the Bank and Beverly Trust.

    Mr. Van Winkle has been President and Chief Executive Officer and a Director of the Company since August 1989, when he joined the Company. He has also served on the board of directors of the Bank and Beverly Trust since 1989. Prior to joining the Company, from 1976, Mr. Van Winkle held various management positions at a publicly-held community bank located in Chicago, Illinois.

    Mr. Martin has been Executive Vice President, Manager of Consumer Sales of the Company since January 1996. Mr. Martin was President from 1990 to 1996 and a Director from 1963 to 1996 of First National Bank of Wilmington. He has served in various capacities since joining First National Bank of Wilmington in 1967.

    Mr. Ofenloch has been Executive Vice President, Manager of Commercial Sales of the Company since January 1996. Mr. Ofenloch was also President and a Director of Beverly Bank Matteson since joining the Company in 1991 until its merger with the Bank.

    Mr. O'Neill has been Executive Vice President, Chief Financial Officer of the Company since joining the Company in 1990.

    Mr. Stajkowski has been Executive Vice President of the Company since 1991. He has served as Manager of Beverly Trust since 1980, and has served in various capacities since joining the Company in 1969.

SUPERVISION AND REGULATION

    Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company and the Bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the Board of Governors of the Federal Reserve System ("FRB"), the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Furthermore, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the FDIC's deposit insurance funds, not to protect stockholders.

    Bank holding companies and banks are subject to enforcement actions by their regulators for regulatory violations. In addition to compliance with statutory and regulatory limitations and requirements concerning financial and operating matters, regulated financial institutions such as the Company and the Bank must file periodic and other reports and information with their regulators and are subject to examination by each of their regulators.

    The statutory requirements applicable to and regulatory supervision of bank holding companies and banks have increased significantly and have undergone substantial change in recent years. To a great extent, these changes are embodied in the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), enacted in August 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, and the regulations promulgated under FIRREA and FDICIA. Many of the regulations promulgated pursuant to FDICIA have only recently been finalized and their impact on the business, financial condition and prospects of the Company and the Bank cannot be predicted with certainty.

    The following discussion and other references to and descriptions of the regulation of financial institutions contained herein constitute brief summaries thereof. This discussion is not intended to constitute and does not purport to be a complete statement of all legal restrictions and requirements applicable to the Company and the Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

REGULATION OF BANK HOLDING COMPANIES AND THEIR NON-BANK SUBSIDIARIES

    The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, the Company is subject to regulation, supervision and examination by the FRB. The business and affairs of the Company are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, limitations on interstate acquisitions, regulatory capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require the Company to commit resources to support the Bank in circumstances in which the Company might not do so absent the FRB's policy. The Company's most recent regulatory examination was conducted by the FRB as of March 31, 1996.

    ACQUISITION OF BANKS AND BANK HOLDING COMPANIES. The BHCA generally prohibits a bank holding company from (i) acquiring, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, (ii) acquiring control of a bank or another bank holding company, (iii) acquiring all or substantially all the assets of a bank, or (iv) merging or consolidating with another bank holding company, without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition and future prospects of the combining and resulting institutions, the managerial resources of the resulting institution, the convenience and needs of the communities the combined organization would serve, the record of performance of each combining organization under the Community Reinvestment Act ("CRA"), and the prospective availability to the FRB of information appropriate to determine ongoing regulatory compliance with applicable banking laws.

    In addition, the federal Change in Bank Control Act imposes limitations on the ability of one or more individuals or other entities to acquire control of the Company or the Bank.

    Banking laws and regulations, including the Federal Reserve Act, generally impose certain limitations on extensions of credit and other transactions by and between banks and other banks and non-bank companies in the same holding company system. See "--Regulation of the Bank--Insider and Affiliate Transactions." A bank holding company and its subsidiaries also are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), which became effective in September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. The Interstate Act facilitates the interstate expansion and consolidation of banking organizations by permitting: (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of such mergers or to "opt out" of this authority prior to such date; (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so; and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

    PERMISSIBLE NON-BANKING ACTIVITIES. The BHCA generally prohibits a bank holding company from engaging in activities or acquiring or controlling, directly or indirectly, voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks or another activity that the FRB has determined, by regulation or otherwise, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Subject to certain exceptions, before making any such acquisition or engaging in any such activity, a bank holding company must obtain the prior approval of the FRB as provided in applicable regulations.

    In evaluating such applications, the FRB will consider, among other relevant factors, whether permitting the bank holding company to engage in the activity in question can reasonably be expected to produce benefits to the public (such as increased convenience, competition or efficiency) that outweigh any possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or safety and soundness concerns). Those activities that the FRB has determined by regulation to be closely related to banking include: (i) making, acquiring and servicing loans such as would be made by mortgage companies (for the company's account or the account of others); (ii) trust company functions; (iii) certain investment advisory services; (iv) certain security brokerage services; and (v) certain insurance agency activities.

    Notwithstanding applicable restrictions on both the acquisition of control of banks and companies engaged in permissible non-banking activities, a bank holding company may acquire, without the prior approval of the FRB, 5% or less of the outstanding shares of any class of voting securities of a company, assuming the investment does not otherwise result in control of such company. The BHCA prohibits bank holding companies, with certain exceptions, from acquiring direct or indirect ownership of more than five percent of the voting securities of any company that is not a bank or does not engage in specifically permitted activities such as those described in the preceding paragraph.

    As mentioned above, trust company activities are among those determined by the FRB to be closely related to banking. Beverly Trust is an Illinois-chartered trust company with a Certificate of Authority to perform trust functions from the Illinois Commissioner of Banks and Real Estate (the "Commissioner"). Beverly Trust is subject to regulation and examination by the Commissioner and, as a direct subsidiary of the Company, by the FRB.

    CAPITAL REQUIREMENTS. Regulatory capital requirements applicable to all regulated financial institutions, including bank holding companies and banks, have increased significantly in recent years and further increases are possible in future periods. The FRB has adopted risk-based capital standards for bank holding companies. The articulated objectives of Congress and the FRB in establishing a risk-based method of measuring capital adequacy are (i) to make regulatory capital requirements applicable to bank holding companies more sensitive to differences in risk profiles among bank holding companies, (ii) to factor off-balance sheet liabilities into the assessment of capital adequacy, (iii) to reduce disincentives for bank holding companies to hold liquid, low risk assets and
(iv) to achieve greater consistency in the evaluation of capital adequacy of major banking organizations throughout the world by conforming to the framework developed jointly by supervisory authorities from countries that are parties to the so-called "Basle Accord" adopted by such supervisory authorities in July 1988.

    The FRB requires bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets. Banking organizations, however, generally are expected to operate well above the minimum risk-based ratios. Risk-weighted assets include a "credit equivalent amount" of off balance sheet items, determined in accordance with conversion formulae set forth in the FRB's regulations. Each asset and off balance sheet item, after certain adjustments, is assigned to one of four risk-weighing categories, 0%, 20%, 50% or 100%, and the risk-adjusted values then are added together to determine risk-weighted assets.

    A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-weighted assets and qualifying total capital equal to 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and may consist of those items defined in applicable regulations as core capital elements. Core capital elements include common stockholders' equity; qualifying noncumulative, perpetual preferred stock; qualifying (i.e., up to 25% of total Tier 1 capital) cumulative perpetual preferred stock; and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill, deferred tax assets and other intangible assets required to be deducted in accordance with applicable regulations.

    Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists of: allowances for loan and lease losses; perpetual preferred stock (to the extent not included in Tier 1 capital); hybrid capital instruments; perpetual debt; mandatory convertible debt securities; term subordinated debt; and intermediate term preferred stock, in each case subject to applicable regulatory limitations. The maximum amount of Tier 2 capital that may be included in an organization's qualifying total capital cannot exceed 100% of Tier 1 capital. In determining total capital, a bank holding company must deduct from the sum of Tier 1 and Tier 2 capital: its investments in unconsolidated subsidiaries; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined on a case-by-case basis by the appropriate supervisory authority.

    Another capital measure, the Tier 1 leverage ratio, is defined as Tier 1 capital divided by average total assets (net of allowance for loan and lease losses, goodwill, and other intangible assets). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4%-5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The FRB has not advised the Company of any specific minimum Tier 1 leverage ratio applicable to it.

    As of December 31, 1996, the Company had Tier 1 and total risk-based capital ratios of 15.52% and 16.54%, respectively, and had a Tier 1 leverage ratio of 9.95%.

    The failure of a bank holding company to meet its required capital ratios may result in supervisory action, as well as inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The nature and intensity of the supervisory action will depend upon the level of noncompliance.

    Risk-based capital ratios focus principally on broad categories of credit risk and do not incorporate factors that can affect the Company's financial condition, such as overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks. For this reason, the overall financial health of the Company and the Bank and the assessment of the Company and the Bank by various regulatory agencies may differ from conclusions that might be drawn solely from the level of the Company or the Bank's risk-based capital ratios.

    DIVIDENDS. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends unless net income over the past year was sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with capital needs, asset quality and overall financial condition. Further, the FRB stated that it believes it is inappropriate for a banking organization that is experiencing serious financial problems or that has inadequate capital to borrow in order to fund dividends. The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers and acquisitions.

REGULATION OF THE BANK

    The Bank is a national banking association organized under the National Bank Act and is subject to regulation, supervision and examination by the OCC. The deposit accounts of the Bank are insured up to applicable limits by the FDIC's Bank Insurance Fund ("BIF"). Thus, the Bank also is subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered by and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Bank must comply with the more stringent restrictions, prohibitions or requirements. The Bank's most recent regulatory examination was conducted by the OCC as of October 3, 1995.

    The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, the Bank's capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank.

    DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. FDICIA authorized the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system, under which each insured depository institution is placed into one of nine categories and assessed insurance premiums accordingly. Beginning with the first semi-annual assessment period of 1996, these premiums range from 0% to .27% of deposits included in an institution's "assessment base," depending upon its level of capital and evaluation of other supervisory factors, and subject to an annual minimum payment of $2,000. A bank's assessment base generally includes all of its demand, time and savings deposits, regardless of whether they are FDIC insured.

    Institutions classified as "well-capitalized" (see "--Regulation of the Bank--Capital Requirements") and part of a supervisory subgroup of financially sound institutions with a few minor weaknesses would pay the lowest premium while institutions that are "undercapitalized" (see "--Regulation of the Bank-- Capital Requirements") and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. In 1996, the Bank was assessed at the minimum amount of $2,000 per year for "well-capitalized" and financially sound institutions.

    The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound banking practices, is in a condition that is unsafe or unsound for the continuation of operations or otherwise has violated any applicable law, regulation or order, or any condition imposed in writing by or in a written agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the pendency of a proceeding to terminate insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

    The Economic Growth and Regulatory Paperwork Reduction Act of 1996 enacted on September 30, 1996 provides that beginning with semiannual periods after December 31, 1996, deposits insured by the BIF also will be assessed to pay interest on the Financing Corporation bonds (the "FICO Bonds") issued to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. BIF deposits will be assessed at a rate of 20% of the assessment rate applicable to Savings Association Insurance Fund ("SAIF") deposits until December 31, 1999. The rates of assessment for the payment of interest on the FICO Bonds are expected to be approximately 1.30 basis points for BIF-assessable deposits and approximately 6.48 basis points for SAIF-assessable deposits. After the earlier of December 31, 1999 or the date on which the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin.

    CAPITAL REQUIREMENTS. The OCC regulations establish the same minimum Tier 1 and risk-based capital ratios and Tier 1 leverage ratios for national banks as are in place for bank holding companies. Under the OCC regulations, the Bank's capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined. See "--Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries--Capital Requirements." These capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank.

    FDICIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, a bank would be considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 4% or greater, (iii) has a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth) and (iv) does not meet the definition of a well capitalized bank. A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest composite regulatory examination rating that is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The regulations would permit the appropriate federal banking regulator to downgrade a bank to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the bank is in an unsafe or unsound condition or (ii) that the bank has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam.

    As of December 31, 1996, the Bank qualified as "well-capitalized," with a total risk-based capital ratio of 14.09%; a Tier 1 risk-based capital ratio of 13.06% and a leverage ratio of 8.41%.

    Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include: prohibition on capital distributions; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the institution's bank holding company from making any capital distributions; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

    DIVIDENDS. The payment of dividends by the Bank is regulated by the OCC under the National Bank Act. Pursuant to the National Bank Act, all dividends must be paid out of the undivided profits of the bank. The National Bank Act further restricts the payment of dividends by prohibiting a national bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until not less than one-tenth of a bank's net income for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net income for that year combined with its retained net income for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

    Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

    At December 31, 1996, the amount of retained earnings of the Bank available for dividends, while maintaining the Bank in a well-capitalized status, totaled approximately $16,043,000.

    INSIDER AND AFFILIATE TRANSACTIONS. The Bank is subject to certain restrictions on "covered transactions" between and among the Bank, the Company and other affiliates. "Covered transactions" are defined by the Federal Reserve Act to include a loan or extension of credit to an affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the FRB), the acceptance of securities issued by an affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. The covered transactions that an insured bank and its subsidiaries are permitted to engage in with their nonbank affiliates are limited to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of "covered transactions" of the insured bank and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured bank. Loans and other extensions of credit by insured banks and their affiliates must, in general, also be collateralized at required minimum levels. In addition, covered transactions, as well as certain other transactions between or among an insured bank and its affiliates, must be on terms that are substantially the same as those prevailing for comparable transactions with nonaffiliated entities.

    Certain limitations and reporting requirements also are placed on extensions of credit by the Bank to principal stockholders of the Company, and to directors and certain executive officers of the Company, its non-bank subsidiaries and the Bank and to "related interests" of such principal stockholders, directors and officers. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, any director or officer of the Company or the Bank or principal stockholder of the Company may be limited in his or her ability to obtain credit from banks with which the Bank maintains a correspondent relationship.

    COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the CRA.

    The CRA requires banks to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. Under FIRREA, the responsible federal banking regulatory agency must conduct CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance."

    The federal banking regulatory agencies will take into account the CRA ratings of institutions in connection with their consideration of applications filed by the institutions, including applications to establish branch offices or applications of depository institutions to convert to national bank charters. In addition, regulatory agencies will take CRA ratings of combining organizations into account in connection with acquisitions involving the change of control of a financial institution. Based on the institutions' records of performance, the appropriate agency may deny the application on CRA grounds or require corrective action as a condition of its approval. In 1996, the Bank's CRA rating was outstanding.

    In September 1994, the Riegle Community Development and Regulatory Improvement Act (the "Community Development Act") was enacted. The Community Development Act includes (i) Subtitle A, the "Community Development and Financial Institutions Act," which establishes the "Community Development Financial Institutions Fund" to promote economic revitalization and community development through investment in "Community Development Financial Institutions," and (ii) Subtitle B, "The Home Ownership and Equity Protection Act of 1994," which seeks to increase the protections afforded to individuals most at risk from abusive lending practices, particularly high-interest mortgages secured by the borrowers' homes.

    The Community Development Act also provides a number of initiatives to lessen the regulatory burden placed upon depository institutions and also affects a number of the consumer compliance laws by allowing streamlined disclosures for radio advertising of consumer leases, providing consumers with information necessary to challenge an "adverse characterization" due to a credit reporting agency report and by clarifying the disclosure requirements under the Real Estate Settlement Procedures Act regarding the transfer of serviced mortgage loans.

    In addition, the Community Development Act reforms currency transaction reports to increase their usefulness to the Federal Government and to various law enforcement agencies in combating money laundering. The measure also calls for improvement in the identification of money laundering schemes, better controls over negotiable instruments drawn on foreign banks by making them subject to reporting, and uniform licensing and registration of check cashing and money transmitting businesses, which are often used to facilitate illegal currency transactions.

    ANNUAL AUDIT, REPORTING AND MANAGERIAL CONTROL REQUIREMENTS. Under FDICIA, the FDIC was required to promulgate regulations requiring FDIC insured financial institutions over a certain size to have an annual independent audit of their financial statements in accordance with generally accepted auditing standards, to have an independent audit committee of outside directors, and to file with the FDIC and their respective primary federal regulators annual reports, attested to by their independent auditors, as to their internal control structure and compliance with certain designated laws and regulations (including laws and regulations governing insider transactions and payment of dividends). The FDIC's regulations apply these requirements to insured depository institutions with total assets of $500 million or more. The requirements can be satisfied by audit procedures adhered to by a parent entity such as the Company that is consolidated with the Bank for financial reporting purposes.

    OTHER FDICIA RULES. Other rules adopted pursuant to FDICIA include: (i) real estate lending standards for banks, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities"; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules implementing the FDICIA provision prohibiting, with certain exceptions, state banks from making equity investments of types and amounts not permissible for national banks; (v) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution; and (vi) rules restricting the ability of depository institutions, in certain cases, to accept brokered deposits.

    CHANGE IN CONTROL. In addition to the restrictions imposed by the BHCA, the Federal Deposit Insurance Act imposes the requirements of prior notice to the appropriate federal banking agency in the event of the acquisition of control of an insured bank. The appropriate federal banking agency in the case of bank holding companies is the FRB and in the case of national banks is the OCC. In reviewing change-in-control notices, the agencies generally review factors such as: the effect of the transaction upon competition; the convenience and needs of the community to be served; the financial history and condition of the institutions; the existence of insider transactions; the competence of the acquiring person and the impact on the BIF.

ITEM 2. PROPERTIES.

    The principal offices of the Company are located at 16345 South Harlem Avenue, Suite 3E, Tinley Park, Illinois. This facility is leased by the Company and comprises approximately 3,500 square feet.

    The Bank maintains 12 full-service banking facilities in Chicago, Blue Island, Orland Hills, Orland Park (Will-Cook), Oak Lawn, Matteson, Richton Park, Homewood, Lockport, Wilmington and Braidwood, Illinois. The Bank also maintains business development offices in Chicago and Westmont, Illinois and a mortgage origination office in Naperville, Illinois. The Bank occupies approximately 150,000 square feet at these locations. All of these facilities are owned by the Company, except the Blue Island, Orland Park and Homewood banking facilities, the Chicago and Westmont business development offices and the Naperville mortgage origination office, which are leased.

    Beverly Trust is located at 10312 South Cicero Avenue, Oak Lawn, Illinois. This facility is owned by the Company and comprises approximately 6,595 square feet. This facility also houses the Oak Lawn branch of the Bank.

ITEM 3. LEGAL PROCEEDINGS.

    The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "BEVB" since the Company's public offering on August 22, 1996. Prior to that time, the Company's Common Stock traded occasionally in the over-the-counter market and the bid price was quoted in the National Quotation Bureau's "pink sheets." The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock as reported by NASDAQ:

                                                                           HIGH        LOW
                                                                         ---------  ---------
FISCAL YEAR 1996
  Third Quarter (beginning August 22, 1996)............................  $   16.50  $   15.00
  Fourth Quarter.......................................................      18.25      15.75

    As of March 21, 1997, the Company had 328 holders of record of its Common Stock.

DIVIDENDS

    The Company has paid quarterly cash dividends on the Common Stock since June 1991. Since January 1, 1995, the Company has declared per share cash dividends with respect to its Common Stock as follows:

1995
  First Quarter.................................................  $  .04750
  Second Quarter................................................     .04750
  Third Quarter.................................................     .04750
  Fourth Quarter................................................     .04750

1996
  First Quarter.................................................     .05000
  Second Quarter................................................     .05000
  Third Quarter.................................................     .05000
  Fourth Quarter................................................     .06000

The Company also declared a five percent stock dividend on the Common Stock in the first quarter of each year from 1993 to 1997. The information contained in this report gives effect to all stock dividends paid through the date hereof.

    Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors from time to time and paid out of funds legally available therefor. Because the Company's consolidated net income consists largely of the net income of the Bank, the Company's ability to pay dividends depends, in part, upon its receipt of dividends from the Bank. The Bank's ability to pay dividends is regulated by banking statutes. See "Business--Supervision and Regulation--Regulation of the Bank-- Dividends." The declaration of dividends by the Company is discretionary and will depend on the Company's earnings and financial condition, regulatory limitations, tax considerations, and other factors. While the Board of Directors expects to continue to declare dividends quarterly, there can be no assurance that dividends will be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1996       1995       1994       1993       1992
                                                           ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Total interest income..................................  $  42,876  $  39,970  $  35,206  $  33,468  $  36,583
  Total interest expense.................................     19,446     17,184     12,949     12,805     15,256
                                                           ---------  ---------  ---------  ---------  ---------
  Net interest income....................................     23,450     22,786     22,257     20,663     21,327
  Provision for loan losses..............................        155        159        311      1,299      3,577
  Other income...........................................      8,802      7,949      8,197      9,820     11,300
  Operating expenses.....................................     22,352     21,495     21,055     22,169     23,127
  Income before income tax expense.......................      9,745      9,081      9,088      7,015      5,923
  Income tax expense.....................................      2,956      2,877      2,672      2,143      1,519
  Cumulative effect of change in accounting principle....     --         --         --            374     --
                                                           ---------  ---------  ---------  ---------  ---------
  Net income.............................................  $   6,789  $   6,204  $   6,416  $   5,246  $   4,404
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
PER SHARE DATA(1):
  Income before cumulative effect of change in accounting
    principle............................................  $    1.50  $    1.26  $    1.34  $    1.05  $     .96
  Net income.............................................       1.50       1.26       1.34       1.13        .96
  Cash dividends declared................................        .21        .19        .18        .17        .17
  Book value at end of period............................      11.97      10.35       8.44       8.58       7.72
  Net tangible book value at end of period...............      11.77      10.02       8.11       8.14       7.18
  Stock dividends declared...............................       5.00%      5.00%      5.00%      5.00%--
SELECTED FINANCIAL RATIOS:
  Return on average assets...............................       1.10%      1.09%      1.20%      1.03%       .90%
  Return on average equity...............................      14.21      13.37      16.10      13.33      12.61
  Dividend payout ratios (dividends declared per share to
    net income per share)................................      14.00      15.08      13.43      15.04      17.71
  Average equity to average assets.......................       7.77       8.17       7.47       7.72       7.17
  Net interest margin (tax equivalent)...................       4.31       4.49       4.66       4.52       5.05
  Allowance for loan losses to total loans at end of
    period...............................................       1.08       1.13       1.37       1.51       1.79
  Nonperforming loans to total loans at end of period....        .46        .57        .82       1.05       1.76
  Net loans charged off (recoveries) to average loans....       (.10)       .21        .13        .70       1.23
  Tier 1 risk-based capital..............................      15.52      12.25      14.78      13.15      12.97
  Total risk-based capital...............................      16.54      13.34      16.09      14.51      14.75
SELECTED BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets...........................................  $ 630,044  $ 591,203  $ 561,339  $ 519,635  $ 510,642
  Total earning assets...................................    583,849    539,842    505,307    477,196    462,549
  Loans..................................................    372,622    312,160    291,042    267,517    251,062
  Allowance for loan losses..............................      4,020      3,524      3,995      4,026      4,484
  Total deposits.........................................    560,146    527,131    504,445    459,132    454,917
  Short-term borrowings..................................      2,542     17,292     11,414     13,346     15,795
  Total stockholders' equity.............................     61,946     40,961     40,808     40,055     35,253
  Net tangible book value................................     60,925     39,660     39,202     38,017     32,784

--------------------------

(1) All per share amounts have been adjusted to give effect to the issuance of five shares of Common Stock of the Company for each share of common stock of Beverly Illinois in connection with the Reincorporation and all stock dividends paid through the date hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis is intended as a review of significant factors affecting the results of operations and the financial condition of the Company for the periods indicated. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Consolidated Financial Data presented herein.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income equals the difference between interest income earned on assets and the interest expense paid on liabilities and is a measure of how effectively management has balanced and allocated the Company's interest-rate-sensitive assets and liabilities. Net interest income on a tax-equivalent basis increased 3.7% to $24.5 million in 1996 from $23.6 million in 1995. Net interest income on a tax-equivalent basis increased 2.6% to $23.6 million in 1995 from $23.0 million in 1994.

    The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company's earning assets and interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------------
                                                 1996                                   1995                     1994
                                 -------------------------------------  -------------------------------------  ---------
                                  AVERAGE                 YIELD/RATE     AVERAGE                 YIELD/RATE     AVERAGE
                                  BALANCE    INTEREST         (%)        BALANCE    INTEREST         (%)        BALANCE
                                 ---------  -----------  -------------  ---------  -----------  -------------  ---------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Investment securities(1):
  Taxable......................  $ 189,214   $  11,733          6.20%   $ 184,703   $  11,168          6.05%   $ 192,760
  Tax-exempt (tax
    equivalent)................     36,641       2,767          7.55       26,271       2,048          7.80       23,211
                                 ---------  -----------                 ---------  -----------                 ---------
    Total investment
      securities...............    225,855      14,500          6.42      210,974      13,216          6.26      215,971
                                 ---------  -----------                 ---------  -----------                 ---------
Funds sold.....................     10,053         527          5.24        8,389         478          5.70        5,908
                                 ---------  -----------                 ---------  -----------                 ---------
Loans(2):
  Commercial and industrial....     55,692       5,073          9.11       50,879       4,960          9.75       49,950
  Residential real estate......    159,793      11,981          7.50      150,028      11,634          7.75      128,034
  Commercial real estate.......     77,487       7,207          9.30       70,240       6,373          9.07       60,249
  Other consumer...............     39,537       4,329         10.95       36,050       3,818         10.59       34,697
  Fees on loans................     --             351                     --             341                     --
    Total loans (tax
      equivalent)..............    332,509      28,941          8.70      307,197      27,126          8.83      272,930
                                 ---------  -----------                 ---------  -----------                 ---------
      Total earning assets.....    568,417   $  43,968          7.74      526,560   $  40,820          7.75      494,809
                                            -----------                            -----------
                                            -----------                            -----------
Cash and due from banks........     26,045                                 24,647                                 22,041
Other assets...................     20,154                                 16,996                                 17,132
                                 ---------                              ---------                              ---------
                                 ---------                              ---------                              ---------
      Total assets.............    614,616                              $ 568,203                              $ 533,982
                                 ---------                              ---------                              ---------
                                 ---------                              ---------                              ---------
INTEREST BEARING LIABILITIES:
Interest bearing deposits:
  Interest bearing demand
    deposits...................  $ 113,618   $   2,493          2.19    $ 108,487   $   2,738          2.52    $ 104,784
  Savings deposits.............    106,962       2,840          2.66      108,656       3,072          2.83      112,397
  Time deposits................    241,966      13,280          5.49      203,874      10,916          5.35      172,453
                                 ---------  -----------                 ---------  -----------                 ---------
                                 ---------  -----------                 ---------  -----------                 ---------
    Total interest bearing
      deposits.................    462,546      18,613          4.02      421,017      16,726          3.97      389,634
  Short-term borrowings:
    Securities sold under
      agreements to repurchase,
      funds purchased, and
      treasury tax deposits....      5,604         338          6.03        7,211         379          5.26        5,680
    Short-term bank
      borrowings...............      6,474         495          7.65          781          79         10.12        2,971
                                 ---------  -----------                 ---------  -----------                 ---------
                                 ---------  -----------                 ---------  -----------                 ---------
    Total interest bearing
      liabilities..............    474,624   $  19,446          4.10      429,009   $  17,184          4.01      398,285
                                            -----------                            -----------
                                            -----------                            -----------
  Demand deposits..............     87,235                                 88,009                                 91,474
  Other liabilities............      4,977                                  4,783                                  4,372
  Stockholders' equity.........     47,780                                 46,402                                 39,851
                                 ---------                              ---------                              ---------
                                 ---------                              ---------                              ---------
  Total liabilities and
    stockholders' equity.......  $ 614,616                              $ 568,203                              $ 533,982
                                 ---------                              ---------                              ---------
                                 ---------                              ---------                              ---------
Net interest income (tax
  equivalent)..................              $  24,522                              $  23,636
                                            -----------                            -----------
                                            -----------                            -----------
Net interest margin(3).........                                 4.31                                   4.49
Interest bearing liabilities to
  earning assets...............      83.50%                                 81.47%                                 80.49%
                                 ---------                              ---------                              ---------
                                 ---------                              ---------                              ---------

                                               YIELD/RATE
                                  INTEREST         (%)
                                 -----------  -------------
INTEREST EARNING ASSETS:
Investment securities(1):
  Taxable......................   $  11,393          5.91%
  Tax-exempt (tax
    equivalent)................       1,882          8.11
                                 -----------
    Total investment
      securities...............      13,275          6.15
                                 -----------
Funds sold.....................         228          3.86
                                 -----------
Loans(2):
  Commercial and industrial....       4,293          8.60
  Residential real estate......       9,197          7.18
  Commercial real estate.......       5,196          8.62
  Other consumer...............       3,385          9.76
  Fees on loans................         414
    Total loans (tax
      equivalent)..............      22,485          8.24
                                 -----------
      Total earning assets.....   $  35,988          7.27
                                 -----------
                                 -----------
Cash and due from banks........
Other assets...................
      Total assets.............
INTEREST BEARING LIABILITIES:
Interest bearing deposits:
  Interest bearing demand
    deposits...................   $   2,515          2.40
  Savings deposits.............       2,981          2.65
  Time deposits................       7,016          4.07
                                 -----------
                                 -----------
    Total interest bearing
      deposits.................      12,512          3.21
  Short-term borrowings:
    Securities sold under
      agreements to repurchase,
      funds purchased, and
      treasury tax deposits....         231          4.07
    Short-term bank
      borrowings...............         206          6.93
                                 -----------
                                 -----------
    Total interest bearing
      liabilities..............   $  12,949          3.25
                                 -----------
                                 -----------
  Demand deposits..............
  Other liabilities............
  Stockholders' equity.........
  Total liabilities and
    stockholders' equity.......
Net interest income (tax
  equivalent)..................   $  23,039
                                 -----------
                                 -----------
Net interest margin(3).........                      4.66
Interest bearing liabilities to
  earning assets...............

------------------------------

(1) Based on amortized cost.

(2) Nonaccrual loans are included in average balances.

(3) Net interest margin is net interest income divided by average total earning assets.

    Net interest income, on a tax-equivalent basis, was $24.5 million for the year ended December 31, 1996 and $23.6 million for the year ended December 31, 1995. Interest income on total earning assets increased $3.1 million in 1996 from 1995. Interest income on loans increased $1.8 million in 1996 from 1995 due to a $25.3 million increase in average loans outstanding while average loan rates decreased slightly. Interest expense on interest-bearing liabilities increased $2.3 million in 1996 from 1995 as a result of a $1.9 million increase in interest expense on deposits and a $.4 million increase in interest expense on short-term bank borrowings. The increase in interest expense on deposits was due to a combination of a $41.5 million increase in average deposits and an increase in the average rate paid to 4.02% from 3.97%. The increase in the average rate on deposits is due to the increasing market rates experienced over the past year plus a high rate certificate of deposit promotion to introduce the Company's new Will-Cook branch in February 1996. The $.4 million increase in interest expense on short-term bank borrowings in 1996 from 1995 is attributable to the borrowings incurred to finance the repurchase of 881,340 shares of the Company's Common Stock in December 1995. Net interest margin decreased .18% to 4.31% in 1996 from 4.49% in 1995 as a result of the above factors.

    Net interest income, on a tax-equivalent basis, was $23.6 million for the year ended December 31, 1995 and $23.0 million for the year ended December 31, 1994. Interest income on total earning assets increased $4.8 million in 1995 from 1994. Interest income on loans increased $4.6 million in 1995 from 1994 primarily due to a combination of a $34.3 million increase in loans and an increase in the average yield to 8.83% from 8.24%. Interest expense on interest bearing deposits increased $4.2 million in 1995 from 1994 due to growth of $31.4 million in deposits and an increase in the average rate paid to 3.97% from 3.21%. Interest on securities sold under agreements to repurchase and funds purchased increased $148,000 due to an increase of $1.5 million in the average balance. Interest expense on short-term bank borrowings decreased $127,000 in 1995 from 1994 attributable to a decrease of $2.2 million in the average balance of those borrowings. Net interest margin decreased .17% to 4.49% in 1995 from 4.66% in 1994 as a result of the above factors.

    The changes in net interest income from period to period are reflective of changes in the rate environment, changes in the composition of assets and liabilities as to type and maturity (and the inherent rate differences related thereto), and volume changes. The Company's emphasis on residential loans, as compared to commercial loans which generally bear higher rates, has also had an impact on net interest income. Later sections of this discussion and analysis address the changes in maturity composition of loans and investments, and in the asset and liability repricing gaps associated with interest rate risk, all of which contribute to changes in net interest margin.

    The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                                1996 COMPARED TO 1995            1995 COMPARED TO 1994
                                                           -------------------------------  -------------------------------
                                                                    CHANGE DUE TO                    CHANGE DUE TO
                                                           -------------------------------  -------------------------------
                                                            VOLUME      RATE        NET      VOLUME      RATE        NET
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
INTEREST EARNED ON:
  Investment securities:
    Taxable..............................................  $     273  $     292  $     565  $    (476) $     251  $    (225)
    Tax-exempt...........................................        808        (89)       719        248        (82)       166
  Funds sold.............................................         95        (46)        49         96        154        250
  Total loans............................................      2,263       (448)     1,815      2,824      1,817      4,641
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Total Interest Earned....................................      3,439       (291)     3,148      2,692      2,140      4,832
                                                           ---------  ---------  ---------  ---------  ---------  ---------
INTEREST PAID ON:
  Interest bearing demand deposits.......................        129       (374)      (245)        89        134        223
  Savings deposits.......................................        (48)      (184)      (232)       (99)       190         91
  Time deposits..........................................      2,040        324      2,364      1,279      2,621      3,900
  Short-term borrowings:
    Securities sold under agreements to repurchase, funds
      purchased, and treasury tax deposits...............        (84)        43        (41)        62         86        148
    Short-term bank borrowings...........................        576       (160)       416       (152)        25       (127)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Total Interest Paid......................................      2,613       (351)     2,262      1,179      3,056      4,235
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Net Interest Income......................................  $     826  $      60  $     886  $   1,513  $    (916) $     597
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

OTHER INCOME

    The Company's total other income for the year ended December 31, 1996 increased $853,000 to $8.8 million from $7.9 million for the year ended December 31, 1995. The Company's total other income decreased $248,000 to $7.9 million in 1995 from $8.2 million in 1994. The following table sets forth the Company's other income for the indicated periods.

                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Income from fiduciary activities.................................  $   2,008  $   1,927  $   1,872
Service charges on deposit accounts..............................      4,216      4,078      4,256
Net gains on sales of investment securities......................         75         49        207
Gains on sales of real estate owned..............................        621         79        180
Mortgage origination fees........................................        301        555        336
Securities sales commissions.....................................        259        132        174
Insurance activities.............................................        207        207        218
Loan servicing fees..............................................        207        206        196
Other............................................................        908        716        758
                                                                   ---------  ---------  ---------
    Total other income...........................................  $   8,802  $   7,949  $   8,197
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The $853,000 increase in total other income for the year ended December 31, 1996 over the year ended December 31, 1995 is primarily due to $621,000 in gains on the sale of real estate owned, a $133,000 increase in service charges on deposit accounts, additional fees from securities sales of $127,000, and a $197,000 increase in other, primarily from the initiation of ATM surcharges in the third quarter of 1996, which offset the decrease in mortgage origination fees. The $248,000 decrease in 1995 from 1994 is primarily attributable to a $178,000 decrease in service charges on deposit accounts and a reduction of $158,000 in net gains on sales of investment securities, offset by increases in mortgage origination fees of $219,000.

OPERATING EXPENSES

    The Company's total operating expenses increased $857,000 to $22.4 million from $21.5 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The Company's total operating expenses increased $440,000 to $21.5 million in 1995 from $21.1 million in 1994. The following table sets forth the Company's operating expenses for the indicated periods.

                                                                FOR THE YEARS ENDED DECEMBER
                                                                             31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Salaries and employee benefits...............................  $  10,693  $  10,730  $  10,496
Occupancy....................................................      2,451      2,151      2,003
Equipment....................................................      1,444      1,847      2,155
FDIC insurance...............................................          7        570      1,035
Marketing and promotion......................................        975        952        647
Computer system and services.................................        866        492        124
Supplies.....................................................        796        724        717
Loan, legal and collection fees..............................        368        257        143
Other real estate............................................         16         53         50
Other........................................................      4,736      3,719      3,685
                                                               ---------  ---------  ---------
    Total operating expenses.................................  $  22,352  $  21,495  $  21,055
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The increase in total operating expenses for the year ended December 31, 1996 is primarily due to the following factors. Occupancy expense increased $300,000 in 1996 from 1995 due to the addition of the Will-Cook branch and additional depreciation due to expansion and remodeling of other facilities. Other expenses increased $1.0 million in 1996 due to increases in consulting fees, the outsourcing of the Company's proof, check processing and statement preparation functions in the third quarter of 1996, and general increases in other categories. The remaining operating expenses decreased $443,000 in 1996 from 1995 due primarily to decreases of $563,000 for FDIC insurance and a decrease in equipment cost of $403,000 primarily due to the outsourcing of data processing, partially offset by an increase of $374,000 for computer system and services which were outsourced in mid-1995. The increase of $440,000 in total operating expenses in 1995 from 1994 is attributable to increases in salaries and employee benefits, occupancy, marketing and promotion and other operating expenses.

FEDERAL INCOME TAX

    The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expenses totaling $3.0 million in 1996, $2.9 million in 1995 and $2.7 million in 1994, reflecting changes in income and changes in tax exempt interest income.

FINANCIAL CONDITION

LOANS

    The Company's loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
Commercial and industrial............................  $   55,492  $   50,258  $   50,339  $   51,162  $   53,970
Residential real estate..............................     151,769     119,153     110,045      80,172      50,746
Home equity lines of credit..........................      29,379      31,152      32,256      37,684      42,848
Commercial real estate...............................      93,734      74,199      64,789      56,774      54,308
Other consumer.......................................      42,248      37,398      33,613      41,725      49,190
                                                       ----------  ----------  ----------  ----------  ----------
    Total loans......................................     372,622     312,160     291,042     267,517     251,062
Allowance for loan losses............................      (4,020)     (3,524)     (3,995)     (4,026)     (4,484)
                                                       ----------  ----------  ----------  ----------  ----------
    Net loans........................................  $  368,602  $  308,636  $  287,047  $  263,491  $  246,578
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

    Total loans increased $60.5 million to $372.6 million as of December 31, 1996 from December 31, 1995. This increase is primarily attributable to increases in commercial and residential real estate loans. Total loans increased $21.1 million to $312.2 million as of December 31, 1995 from $291.0 million as of December 31, 1994. This increase in total loans was principally due to increased residential and commercial real estate loans.

    Commercial and industrial loans increased $5.2 million to $55.5 million as of December 31, 1996 from $50.3 million as of December 31, 1995. The net increase in 1996 is attributable to purchases of short-term commercial leases aggregating $8.2 million. Commercial and industrial loans remained constant at $50.3 million at December 31, 1995 and December 31, 1994.

    Residential real estate loans increased $32.6 million to $151.8 million as of December 31, 1996 from $119.2 million as of December 31, 1995 due to increased origination of adjustable rate mortgages. The Company originates fixed-rate residential loans for the secondary market, retaining the servicing rights. See "Business--Services." As of December 31, 1995, residential real estate loans increased $9.1 million from December 31, 1994. As of December 31, 1996, residential real estate loans increased $101.0 million from December 31, 1992. The increase in this category since 1992 is due to the Company's mortgage origination operation and emphasis on residential real estate lending.

    Home equity lines of credit decreased $1.8 million to $29.4 million as of December 31, 1996 from $31.2 million as of December 31, 1995. As of December 31, 1995, home equity lines of credit decreased $1.1 million from December 31, 1994. As of December 31, 1996, home equity lines of credit decreased $13.5 million from December 31, 1992. Management believes this trend is due to mortgage refinancings which include the home equity lines, and aggressive competition within the banking industry for home equity lines of credit.

    Commercial real estate loans increased $19.5 to $93.7 million as of December 31, 1996 from $74.2 million as of December 31, 1995. As of December 31, 1995, commercial real estate loans increased $9.4 million from December 31, 1994. As of December 31, 1996, commercial real estate loans increased $39.4 million from December 31, 1992. This increase in commercial real estate loans reflects the overall improvement in the commercial real estate market during this period.

    Other consumer loans increased $4.8 million to $42.2 million as of December 31, 1996 from $37.4 million as of December 31, 1995. As of December 31, 1995, other consumer loans increased $3.8 million from December 31, 1994. As of December 31, 1996, other consumer loans decreased

$6.9 million from December 31, 1992. The significant decreases in consumer loans were due to the sale of the credit card portfolio in 1992 and the run-off of other installment loans, including indirect auto loans in 1993 and 1994. The Company's recent increase in consumer loans is due primarily to re-entry into the indirect auto loan market. As of December 31, 1996, the Company's consumer loan portfolio included $13.5 million of indirect auto loans. These loans generally carry a slightly higher risk than direct loans because they are originated through auto dealers to individuals who do not have other banking relationships with the Company. However, the same underwriting criteria are applied to indirect auto loans as are applied to other consumer loans.

    Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower's management and the impact of local economic factors. Risks associated with real estate loans include concentrations of loans in a loan type such as commercial or residential and fluctuating land values. Consumer loans also have risks associated with concentrations of loans in a single type of loan. Consumer loans additionally face the risk of a borrower's unemployment as a result of deteriorating economic conditions.

    The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. While the Company has a sizable portion of its loan portfolio secured by real estate in one form or another, almost all of those loans have adjustable or floating interest rates. The Company believes that its philosophy in extending credit is relatively conservative in nature, with a presumption that most credit should have both a primary and a secondary source of repayment, and that the primary source should generally be operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in very little unsecured lending, and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented concurrence of a higher-ranking officer (or approval by the board or a board committee, where applicable) is obtained in addition to that of the recommending officer. This system is intended to assure that commercial credit is subjected to the independent objective review of at least two lending officers.

LOAN MATURITIES

    The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 1996.

                                                   OVER 1 YEAR THROUGH 5
                                                           YEARS                  OVER 5 YEARS
                                                 -------------------------  -------------------------
                                      ONE YEAR                  FLOATING                   FLOATING
                                       OR LESS   FIXED RATE       RATE      FIXED RATE       RATE        TOTAL
                                      ---------  -----------  ------------  -----------  ------------  ----------
                                                                    (IN THOUSANDS)
Commercial and industrial...........  $  17,609   $  18,787    $    8,745    $   6,760    $    3,591   $   55,492
Residential real estate.............      9,065      13,771           382        4,546       124,005      151,769
Home equity lines of credit.........      3,242      --            13,458       --            12,679       29,379
Commercial real estate..............     15,212      31,452        10,598        6,622        29,850       93,734
Other consumer......................      3,918      33,926         1,855        2,549        --           42,248
                                      ---------  -----------  ------------  -----------  ------------  ----------
    Total...........................  $  49,046   $  97,936    $   35,038    $  20,477    $  170,125   $  372,622
                                      ---------  -----------  ------------  -----------  ------------  ----------
                                      ---------  -----------  ------------  -----------  ------------  ----------

NON-PERFORMING LOANS

    The Company discontinues the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Generally, the Company discontinues the accrual of interest on a loan once it becomes 90 days past due. All accrued and uncollected interest is charged against income at the time a loan is placed on nonaccrual status. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. There are no potential problem loans as to which management has serious doubts as to collectibility that are not included in the following table. The following table sets forth information on the Company's non-performing loans and other assets as of the indicated dates.

                                                                                       DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans.................................................  $   1,197  $   1,606  $   2,221  $    2,59  $   3,006
Other loans 90 days past due.....................................        508        177        167        227      1,416
Other real estate................................................        350        858      1,081      1,401      3,238
                                                                   ---------  ---------  ---------  ---------  ---------
  Total nonperforming assets.....................................  $   2,055  $   2,641  $   3,469  $   4,227  $   7,660
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Nonaccrual and other loans 90 days past due to total loans.......        .46%       .57%       .82%      1.05%      1.76%
Nonperforming assets to total loans plus other real estate.......        .55        .84       1.19       1.57       3.01
Nonperforming assets to total assets.............................        .33        .45        .62        .81       1.50

    For the year ended December 31, 1996, gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period was approximately $133,000. During the year ended December 31, 1996, the Company recognized interest income on such nonaccrual loans of $132,000.

    Nonperforming assets have decreased in each of the last five years and constitute .33% of total assets as of December 31, 1996, down from 1.50% as of December 31, 1992. Management believes that the significant improvement in the level of nonperforming assets is due to the Company's conservative lending philosophy and increased collection efforts, along with improved economic conditions.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

    An allowance for loan losses has been established to provide for those loans that may not be repaid in their entirety. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for potential loan losses. The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries. The provision for loan losses is based on past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan losses is composed of specific reserves for impaired loans and general reserves for all other loans.

    The following table sets forth loans charged-off and recovered by type of loan and an analysis of the allowance for loan losses for the indicated periods.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Average total loans..................................  $  332,509  $  307,197  $  272,930  $  249,627  $  270,113
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Total loans at end of period.........................  $  372,622  $  312,160  $  291,042  $  267,517  $  251,062
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance at beginning of year.......................  $    3,524  $    3,995  $    4,026  $    4,484  $    4,230
Charge offs:
  Commercial and industrial..........................          58         269         125         329       1,440
  Residential real estate............................          40         344          45         124         101
  Home equity lines of credit........................      --          --              43         180      --
  Commercial real estate.............................         135         200          28         309         403
  Other consumer.....................................         135         288         727       1,161       1,890
                                                       ----------  ----------  ----------  ----------  ----------
    Total charge-offs................................         368       1,101         968       2,103       3,834
                                                       ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial and industrial..........................          33          73         263          87         143
  Residential real estate............................           4          18          39           5      --
  Home equity lines of credit........................      --          --               1          12      --
  Commercial real estate.............................         491           7           2          33           5
  Other consumer.....................................         181         373         321         209         363
                                                       ----------  ----------  ----------  ----------  ----------
    Total recoveries.................................         709         471         626         346         511
                                                       ----------  ----------  ----------  ----------  ----------
Net charge-offs (recoveries).........................        (341)        630         342       1,757       3,323
                                                       ----------  ----------  ----------  ----------  ----------
Provision for loan losses............................         155         159         311       1,299       3,577
                                                       ----------  ----------  ----------  ----------  ----------
Allowance at end of period...........................  $    4,020  $    3,524  $    3,995  $    4,026  $    4,484
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net charge-offs (recoveries) to average total
  loans..............................................        (.10)%        .21%        .13%        .70%       1.23%
Allowance to total loans at end of period............        1.08        1.13        1.37        1.51        1.79
Allowance to nonperforming loans.....................      235.78      197.64      167.29      142.46      101.40

    The allowance for loan losses was $4.0 million as of December 31, 1996, $3.5 million as of December 31, 1995 and $4.0 million as of December 31, 1994. For the year ended December 31, 1996, net recoveries on loans previously charged-off were $341,000, due primarily to payment from a former customer's bankruptcy proceeding. Net charge-offs increased $288,000 to $630,000 or 0.21% of average loans in 1995 from $342,000 or 0.13% of average loans in 1994. Management considers the allowance for loan losses to be adequate to meet potential losses in the loan portfolio as of December 31, 1996. See "-- Non-Performing Loans."

ALLOCATION OF ALLOWANCE FOR LOAN LOSS

    The following table sets forth the Company's allocation of the allowance for loan losses by types of loans as of the indicated dates.

                                                                    DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                                 1996                      1995                      1994                      1993
                       ------------------------  ------------------------  ------------------------  ------------------------
                                       LOAN                      LOAN                      LOAN                      LOAN
                                     CATEGORY                  CATEGORY                  CATEGORY                  CATEGORY
                                     TO GROSS                  TO GROSS                  TO GROSS                  TO GROSS
                         AMOUNT        LOANS       AMOUNT        LOANS       AMOUNT        LOANS       AMOUNT        LOANS
                       -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                               (DOLLARS IN THOUSANDS)
Allocated:
Commercial and
  industrial.........   $     553        14.89%   $     702        16.10%   $     642        17.30%   $     469        19.12%
Residential real
  estate.............         567        40.73          676        38.17          510        37.81          318        29.97
Home equity line of
  credit.............         113         7.88          129         9.98          164        11.08          135        14.09
Commercial real
  estate.............         865        25.16          652        23.77          588        22.26          636        21.22
Other consumer.......         290        11.34          421        11.98          562        11.55        1,634        15.60
Unallocated:.........       1,632       --              944       --            1,529       --              834       --
                       -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total allowance for
  loan losses........   $   4,020       100.00%   $   3,524       100.00%   $   3,995       100.00%   $   4,026       100.00%
                       -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                       -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                 1992
                       ------------------------
                                       LOAN
                                     CATEGORY
                                     TO GROSS
                         AMOUNT        LOANS
                       -----------  -----------

Allocated:
Commercial and
  industrial.........   $     300        21.50%
Residential real
  estate.............         451        20.21
Home equity line of
  credit.............         210        17.07
Commercial real
  estate.............         494        21.63
Other consumer.......       1,273        19.59
Unallocated:.........       1,756       --
                       -----------  -----------
Total allowance for
  loan losses........   $   4,484       100.00%
                       -----------  -----------
                       -----------  -----------

INVESTMENT SECURITIES

    The Company manages its investment portfolio to provide both a source of liquidity and earnings. To assist in the process, the Company utilizes a firm specializing in portfolio management consultation with commercial banks in the Midwest. The Company follows an investment policy which generally requires the securities in its investment portfolio to be rated, at the date of purchase, investment grade by a nationally recognized rating agency. In accordance with the Company's investment policy, no derivative securities may be purchased, other than collateralized mortgage obligations, without the prior approval of the Board of Directors. As of December 31, 1996, the Company owned short-tranche Fannie Mae and FHLMC collateralized mortgage obligations with an amortized cost totaling $46.8 million, short-term U.S. Treasury strips with an amortized cost totaling $1.8 million and short-term structured notes with an amortized cost totaling $4.5 million. As of December 31, 1996, the Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards, swaps or option contracts. As of December 31, 1996, the Company held no securities with a book value exceeding 10% of stockholders' equity of a single issuer other than the U.S. Treasury or other U.S. government agencies.

    Adjustable rate mortgage pools and collateralized mortgage obligations are mortgage backed obligations of Fannie Mae and FHLMC. These obligations have contractual maturities ranging from less than four years to 25 years and have an anticipated average life to maturity ranging from less than one year to 5.1 years. All adjustable rate mortgage pools and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage pools and collateralized mortgage obligations under various interest rate assumptions to monitor volatility. At December 31, 1996, the Company owned no high risk collateralized mortgage obligations as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities. U.S. Treasury strips are direct obligations of the United States government which have had the coupons removed. These securities are sold at a discount to par similar to U.S. Treasury bills and pay no interest until maturity. The market value fluctuation of these securities is greater than the fluctuation on similar maturity full coupon U.S. Treasury securities because these types of securities are more sensitive to changes in interest rates.

The interest rates on the structured notes reprice based on formulas applied to various indices. The maturities on the structured notes range from one to four years.

    Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires that all debt and equity securities be classified either as held-to-maturity, available-for-sale or trading. Held-to-maturity securities are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities and trading securities are carried at market value. Net unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Unrealized gains and losses on trading securities are included in earnings. The Company has not classified any securities as trading. Gains or losses on the sale of investment securities are determined based on the amortized cost of the specific securities sold.

    The following tables set forth the composition of the Company's investment portfolio by major category as of the indicated dates. The investment securities portfolio as of December 31, 1996, December 31, 1995 and December 31, 1994 have been categorized as either available-for-sale or held-to-maturity in accordance with SFAS No. 115.

                                                                    DECEMBER 31, 1996
                                -----------------------------------------------------------------------------------------
                                   AVAILABLE-FOR-SALE         HELD-TO-MATURITY                      TOTAL
                                ------------------------  ------------------------  -------------------------------------
                                 AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED      % OF
                                   COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE   PORTFOLIO(1)
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury.................   $  36,090    $  35,740    $   2,156    $   2,102    $  38,246    $  37,842        18.51%
U.S. Treasury strips..........       1,752        1,761       --           --            1,752        1,761          .85
U.S. government agencies......      51,485       51,060       --           --           51,485       51,060        24.91
Obligations of state and
  political subdivisions......      27,605       27,765       14,585       14,688       42,190       42,453        20.41
Corporate debt securities.....      19,449       19,464       --           --           19,449       19,464         9.41
Adjustable rate mortgage
  pools.......................       4,852        4,946       --           --            4,852        4,946         2.35
Collateralized mortgage
  obligation..................      32,792       32,840       14,046       13,903       46,838       46,743        22.66
Equity securities.............         851          962       --           --              851          962          .41
Federal reserve stock and
  other securities............         992          992           10           10        1,002        1,002          .49
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Total.......................   $ 175,868    $ 175,530    $  30,797    $  30,703    $ 206,665    $ 206,233       100.00%
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------

--------------------------

(1) Based on amortized cost.

                                                                    DECEMBER 31, 1995
                                -----------------------------------------------------------------------------------------
                                   AVAILABLE-FOR-SALE         HELD-TO-MATURITY                      TOTAL
                                ------------------------  ------------------------  -------------------------------------
                                 AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED      % OF
                                   COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE   PORTFOLIO(1)
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury.................   $  69,576    $  69,825    $   2,196    $   2,173    $  71,772    $  71,998        34.73%
U.S. Treasury strips..........       1,661        1,679       --           --            1,661        1,679          .80
U.S. government agencies......      49,452       49,759       --           --           49,452       49,759        23.93
U.S. government agency
  strips......................      12,719       12,687       --           --           12,719       12,687         6.15
Obligations of state and
  political subdivisions......      15,692       15,974       14,984       15,130       30,676       31,104        14.84
Corporate debt securities.....      17,556       17,539       --           --           17,556       17,539         8.50
Adjustable rate mortgage
  pools.......................       7,266        7,393       --               20        7,266        7,413         3.51
Collateralized mortgage
  obligations.................      --           --           15,449       15,301       15,449       15,301         7.48
Federal reserve stock and
  other securities............         107          107           15           15          122          122          .06
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Total.......................   $ 174,029    $ 174,963    $  32,644    $  32,639    $ 206,673    $ 207,602       100.00%
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------

--------------------------

(1) Based on amortized cost.

                                                                    DECEMBER 31, 1994
                                -----------------------------------------------------------------------------------------
                                   AVAILABLE-FOR-SALE         HELD-TO-MATURITY                      TOTAL
                                ------------------------  ------------------------  -------------------------------------
                                 AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED      % OF
                                   COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE   PORTFOLIO(1)
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury.................   $  76,772    $  73,192    $   6,991    $   6,417    $  83,763    $  79,609        37.80%
U.S. Treasury strips..........      --           --            1,557        1,499        1,557        1,499          .70
U.S. government agencies......      39,707       38,337        9,523        8,718       49,230       47,055        22.21
U.S. government agency
  strips......................      --           --           11,979       11,383       11,979       11,383         5.41
Obligations of state and
  political subdivisions......      --           --           30,537       29,507       30,537       29,507        13.78
Corporate debt securities.....      17,653       14,762       --           --           17,653       14,762         7.97
Adjustable rate mortgage
  pools.......................      --           --           10,045        9,884       10,045        9,884         4.53
Collateralized mortgage
  obligations.................      --           --           16,715       15,675       16,715       15,675         7.54
Federal reserve stock and
  other securities............         102          102           25           25          127          127          .06
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Total.......................   $ 134,234    $ 126,393    $  87,372    $  83,108    $ 221,606    $ 209,501       100.00%
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------

--------------------------

(1) Based on amortized cost.

    The Company's total investment securities portfolio remained constant from December 31, 1995 to December 31, 1996 and decreased $14.9 million as of December 31, 1995 from December 31, 1994. The mix of the portfolio changed, based on recommendations from the Company's investment advisors. Investments were primarily in collateralized mortgage obligations and tax exempt obligations with a reduction in U.S. Treasury securities. The decline in the investment securities portfolio in the year ended December 31, 1995 reflects the use of proceeds from maturing securities to fund higher loan levels.

INVESTMENT MATURITIES AND YIELDS

    The following table sets forth the contractual maturities of investment securities as of December 31, 1996, and the weighted average yields of such securities on a tax-equivalent basis assuming a 34% tax rate.

                                                                              MATURING
                                      -----------------------------------------------------------------------------------------
                                                         AFTER ONE BUT     AFTER FIVE BUT
                                      WITHIN ONE YEAR     WITHIN FIVE        WITHIN TEN      AFTER TEN YEARS
                                                             YEARS              YEARS                               TOTAL
                                      ---------------   ----------------   ---------------   ---------------   ----------------
                                                                       (DOLLARS IN THOUSANDS)
                                      AMOUNT   YIELD     AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD     AMOUNT   YIELD
                                      -------  ------   --------  ------   -------  ------   -------  ------   --------  ------
AVAILABLE-FOR-SALE SECURITIES(1):
U.S. Treasury.......................  $9,305     5.54%  $ 26,435    5.47%  $ --       -- %   $ --       -- %   $ 35,740    5.49%
U.S. Treasury strips                    --       --        1,761    6.13     --       --       --       --        1,761    6.13
U.S. government agencies............   8,035     6.32     38,180    5.77    4,845     6.16     --       --       51,060    5.89
Obligations of state and political
 subdivisions(2)....................   1,720    10.76      5,085    7.41   12,430     7.19    8,530     8.02     27,765    7.71
Corporate debt securities...........    --       --        --       --        576     7.07   18,888     7.64     19,464    7.62
Adjustable rate mortgage pools(3)...    --       --        4,946    7.72     --       --       --       --        4,946    7.72
Collateralized mortgage
 obligations(3).....................   1,814     6.53     31,026    6.68     --       --       --       --       32,840    6.67
Equity securities...................    --       --          962    --       --       --       --       --          962    --
Federal reserve stock and other
 securities.........................    --       --          992    6.00     --       --       --       --          992    6.00
                                      -------           --------           -------           -------           --------
  Total available-for-sale..........  $20,874           $109,387           $17,851           $27,418           $175,530
                                      -------           --------           -------           -------           --------
                                      -------           --------           -------           -------           --------
Weighted average yield(4)...........             6.36%              6.08%             6.91%             7.76%              6.46%
                                               ------             ------            ------            ------             ------
                                               ------             ------            ------            ------             ------
HELD-TO-MATURITY SECURITIES(5):
U.S. Treasury.......................  $ --       -- %   $  --       -- %   $2,156     5.68%  $ --       -- %   $  2,156    5.68%
U.S. government agencies............    --       --        --       --       --       --       --       --        --       --
Obligations of state and political
 subdivisions(2)....................   3,882     6.71      7,584    7.18    1,951     7.42    1,168     8.17     14,585    7.16
Corporate debt securities...........    --       --        --       --       --       --       --       --        --       --
Adjustable rate mortgage pools(3)...    --       --        --       --       --       --       --       --        --       --
Collateralized mortgage
 obligations(3).....................   5,715     5.97      8,331    5.82     --       --       --       --       14,046    5.88
Federal reserve stock and other
 securities.........................       5     5.50          5    5.50     --       --       --       --           10    5.50
                                      -------           --------           -------           -------           --------
  Total held-to-maturity............  $9,602            $ 15,920           $4,107            $1,168            $ 30,797
                                      -------           --------           -------           -------           --------
                                      -------           --------           -------           -------           --------
Weighted average yield(4)...........             6.27%              6.47%             6.51%             8.17%              6.47%
                                               ------             ------            ------            ------             ------
                                               ------             ------            ------            ------             ------

------------------------------

(1) Based on estimated fair value.

(2) Rates on obligations of states and political subdivisions have been adjusted to tax-equivalent yields using a 34% tax rate.

(3) Maturities on adjustable rate mortgage pools and collateralized mortgage obligations are based on anticipated lives of the underlying mortgages, not contractual maturities.

(4) The weighted average was computed using estimated fair value for securities available-for-sale and amortized cost for securities held-to-maturity as set forth in the table.

(5) Based on amortized cost.

DEPOSITS

    The Company has experienced growth in total deposits in recent years. Average total deposits were $549.8 million for the year ended December 31, 1996, $509.0 million for the year ended December 31, 1995 and $481.1 million for the year ended December 31, 1994. These increases in deposits are the result of increased marketing activity in 1995 and 1996 in connection with the opening of the Will-Cook branch and a special promotion in 1996 in connection with the renovation of the Oak Lawn branch, as well as normal growth in the Company's core market area.

    The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                                   1996                               1995                          1994
                                     ---------------------------------  ---------------------------------  ----------------------
                                      AVERAGE   PERCENT OF               AVERAGE   PERCENT OF               AVERAGE   PERCENT OF
                                      BALANCE    DEPOSITS      RATE      BALANCE    DEPOSITS      RATE      BALANCE    DEPOSITS
                                     ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Non-interest bearing demand........  $  87,235       15.87%     --    % $  88,009       17.29%     --    % $  91,474       19.01%
Interest bearing demand............    113,618       20.67        2.19    108,487       21.31        2.52    104,784       21.78
Savings............................    106,962       19.45        2.66    108,656       21.35        2.83    112,397       23.36
Time:
  Certificates of deposit, under
    $100,000(1)....................    187,081       34.03        5.46    156,589       30.76        5.26    141,620       29.44
  Certificates of deposit, over
    $100,000(1)....................     37,755        6.87        5.67     28,613        5.62        5.55     15,899        3.30
  Public funds.....................     17,130        3.11        5.42     18,672        3.67        5.78     14,934        3.11
                                     ---------  -----------             ---------  -----------             ---------  -----------
    Total time.....................    241,966       44.01        5.49    203,874       40.05        5.35    172,453       35.85
                                     ---------  -----------             ---------  -----------             ---------  -----------
        Total......................  $ 549,781      100.00%       3.38% $ 509,026      100.00%       3.28% $ 481,108      100.00%
                                     ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------
                                     ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------


                                       RATE
                                     ---------

Non-interest bearing demand........     --    %
Interest bearing demand............       2.40
Savings............................       2.65
Time:
  Certificates of deposit, under
    $100,000(1)....................       4.02
  Certificates of deposit, over
    $100,000(1)....................       4.22
  Public funds.....................       4.33

    Total time.....................       4.07

        Total......................       2.60%
                                     ---------
                                     ---------

------------------------------

(1) Certificates of deposit exclusive of public funds.

    The following table summarizes as of December 31, 1996 the maturity distribution of deposits in amounts of $100,000 or more. These deposits have been made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company's market area.

                                                                             DECEMBER 31, 1996
                                                                             -----------------
                                                                              (IN THOUSANDS)
Three months or less.......................................................      $  24,449
Over three months through six months.......................................         13,279
Over six months through twelve months......................................         14,644
Over twelve months.........................................................          6,579
                                                                                   -------
    Total..................................................................      $  58,951
                                                                                   -------
                                                                                   -------

SHORT-TERM BORROWINGS

    The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased and securities sold under agreements to repurchase. The following table sets forth categories of short-term borrowings of the Company as of the indicated dates or for the indicated periods.

                                                                                      AT OR FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)

Funds Purchased and Securities Sold Under Repurchase Agreements:

Balance at end of period.........................................................  $   2,542  $   6,292  $   9,614

Weighted average interest rate at end of period..................................       5.00%      5.20%      4.77%

Maximum amount outstanding(1)....................................................  $  11,461  $  31,400  $  23,402

Average amount outstanding.......................................................  $   5,604  $   7,211  $   5,680

Weighted average interest rate during period.....................................       6.03%      5.26%      4.07%

------------------------

(1) Based on amount outstanding at month-end during each period.

SHORT-TERM BANK BORROWINGS

    The Company's short-term bank borrowings at December 31, 1995 consisted of a demand note in the principal amount of $11.0 million payable to the Company's principal correspondent bank. The Company incurred the indebtedness to fund the repurchase of 881,340 shares of Common Stock from the estate of its late chairman in December 1995 for $11.5 million. The indebtedness was repaid in 1996 with the proceeds of the Company's public offering.

    The following table sets forth categories of short-term bank borrowings of the Company as of the indicated dates or for the indicated periods.

                                                                                       AT OR FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)

Short-Term Bank Borrowings:

Balance at end of period..........................................................  $  --      $  11,000  $   1,800

Weighted average interest rate at end of period...................................        N/A       8.20%      8.50%

Maximum amount outstanding(1).....................................................  $  11,000  $  11,000  $   4,700

Average amount outstanding........................................................  $   6,474  $     781  $   2,971

Weighted average interest rate during period......................................       7.65%     10.12%      6.93%

------------------------

(1) Based on amount outstanding at month-end during each period.

CAPITAL RESOURCES

    The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1 or core capital, and Total capital, which consists of Tier 1 plus Tier 2 capital. See "Business--Supervision and Regulation--Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries--Capital Requirements" for definitions of Tier 1 and Tier 2 capital.

    The following tables set forth the Company's capital ratios as of the indicated dates.

                           RISK-BASED CAPITAL RATIOS

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                             1996                   1995                   1994
                                                     ---------------------  ---------------------  ---------------------
                                                       AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Tier 1 capital.....................................  $   61,132      15.52% $   39,442      12.25% $   44,938      14.78%
Tier 1 capital minimum requirement(1)..............      15,756       4.00      12,884       4.00      12,165       4.00
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Excess.............................................  $   45,376      11.52% $   26,558       8.25% $   32,773      10.78%
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Total capital......................................  $   65,152      16.54% $   42,966      13.34% $   48,933      16.09%
Total capital minimum requirement(1)...............      31,512       8.00      25,768       8.00      24,330       8.00
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Excess.............................................  $   33,640       8.54% $   17,198       5.34% $   24,603       8.09%
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Total risk adjusted assets.........................  $  393,897             $  322,097             $  304,127
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

------------------------

(1) Based on risk-based capital guidelines of the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4% and a total capital to risk-adjusted assets ratio of 8%. See "Business--Supervision and Regulation--Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries--Capital Requirements."

                                LEVERAGE RATIOS

                                                                                DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                             1996                   1995                   1994
                                                     ---------------------  ---------------------  ---------------------
                                                       AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Tier 1 capital.....................................  $   61,132       9.95% $   39,442       6.94% $   44,938       8.42%
Minimum requirement(1).............................      18,438       3.00      17,046       3.00      16,019       3.00
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Excess.............................................  $   42,694       6.95% $   22,396       3.94% $   28,919       5.42%
                                                     ----------  ---------  ----------  ---------  ----------  ---------
                                                     ----------  ---------  ----------  ---------  ----------  ---------
Average total assets...............................  $  614,616             $  568,203             $  533,982
                                                     ----------             ----------             ----------
                                                     ----------             ----------             ----------

------------------------

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. Based on Federal Reserve Bank guidelines, a bank holding company generally is required to maintain a leverage ratio of 3%. See "Business--Supervision and Regulation--Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries--Capital Requirements."

LIQUIDITY

    The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as securities sold under agreements to repurchase, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. In the first quarter of 1997, the Bank received approval for membership in the Federal Home Loan Bank of Chicago, which provides an additional source of liquidity.

    The Company monitors and manages its liquidity position on several bases, which vary depending upon the time period. As the time period is expanded, other data is factored in, including estimated loan funding requirements, estimated loan payoffs, investment portfolio maturities or calls, and anticipated depository buildups or runoffs.

    The Company classifies the majority of its investment securities as available-for-sale, thereby maintaining significant liquidity. The Company's liquidity position is further enhanced by structuring the majority of its loan portfolio interest payments as monthly, and also by the significant representation of retail credit and residential mortgage loans in the Company's loan portfolio, resulting in a steady stream of pre-payments. In managing its investment portfolio, the Company provides for staggered maturities so that cash flows are provided as such investments mature.

    The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $10.3 million for the year ended December 31, 1996, $4.5 million for the year ended December 31, 1995 and $19.1 million for the year ended December 31, 1994. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the transfer of loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $65.7 million, $3.6 million and $51.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash provided by financing activities, consisting principally of deposit growth, was $33.3 million, $16.7 million and $42.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. During the year ended December 31, 1995, the Company borrowed $11.0 million from the Company's principal correspondent bank to finance the repurchase of 881,340 shares of Common Stock from the estate of its late chairman for $11.5 million pursuant to an agreement dated July 3, 1995, which gave the Company the right to purchase the shares following his death. This indebtedness was repaid in 1996 with the proceeds of the Company's public offering.

ASSET/LIABILITY MANAGEMENT

    A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable-rate instruments and those fixed-rate instruments which are approaching maturity. Changes in net yield on interest-sensitive assets arise when interest rates on those assets (e.g. loans and investment securities) change in a different time period from that of interest rates on liabilities (e.g. time deposits). Changes in net yield on interest-sensitive assets also arise from changes in the mix and volumes of earning assets and interest-bearing liabilities.

    The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting exposure to risks associated with volatile interest rates. This strategy is implemented by the Company's ongoing analysis and management of its interest rate risk, utilizing duration modeling applied to the actual assets and liabilities comprising the Company's statement of condition. The model uses cash flows and repricing information from each individual loan and certificate of deposit, plus repricing assumptions on products without specific repricing dates (e.g. savings and interest-bearing demand deposits) to calculate the durations of the Company's assets and liabilities. The model also projects the effect on the Company's earnings and theoretical value for a change in interest rates.

    The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of December 31, 1996, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income.

                                                                      4-12                   OVER 5
                                                      0-3 MONTHS     MONTHS    1-5 YEARS     YEARS       TOTAL
                                                      -----------  ----------  ----------  ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Funds sold........................................   $   4,900   $   --      $   --      $   --      $    4,900
  Investment securities.............................      12,472       27,961     115,350      50,544     206,327
  Total loans.......................................      90,375       64,120     203,344      14,783     372,622
                                                      -----------  ----------  ----------  ----------  ----------
    Total earning assets............................   $ 107,747   $   92,081  $  318,694  $   65,327  $  583,849
                                                      -----------  ----------  ----------  ----------  ----------
                                                      -----------  ----------  ----------  ----------  ----------
Interest Bearing Liabilities:
  Interest bearing demand deposits..................   $  --       $   16,597  $   83,575  $   16,744  $  116,916
  Savings deposits..................................      --           --          82,570      20,643     103,213
  Time deposits.....................................      72,943      136,531      39,348         446     249,268
                                                      -----------  ----------  ----------  ----------  ----------
    Total interest bearing deposits.................      72,943      153,128     205,493      37,833     469,397
                                                      -----------  ----------  ----------  ----------  ----------
Short-term borrowings:
  Securities sold under agreements to repurchase,
    funds purchased, and treasury tax deposits......       1,842          700      --          --           2,542
    Total interest bearing liabilities..............      74,785      153,828     205,493      37,833     471,939
                                                      -----------  ----------  ----------  ----------  ----------
Interest sensitivity gap............................   $  32,962   $  (61,747) $  113,201  $   27,494  $  111,910
                                                      -----------  ----------  ----------  ----------  ----------
                                                      -----------  ----------  ----------  ----------  ----------
Cumulative gap......................................   $  32,962   $  (28,785) $   84,416  $  111,910  $  111,910
Interest sensitivity gap to total assets............        5.23%       (9.80)%      17.97%       4.36%      17.76%
Cumulative sensitivity gap to total assets..........        5.23%       (4.57)%      13.40%      17.76%      17.76%

    Mortgage backed securities, including adjustable rate mortgage pools and collateralized mortgage obligations, are included in the above table based on their estimated weighted average lives obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates. Interest bearing demand and savings deposits are included in the above table based on the proposed policy statement issued by bank regulators on August 4, 1995. The table uses the maximum maturity distribution allowed, which is consistent with the Company's actual historical experience.

    The Company uses a duration model for its internal asset/liability management. This model computes the duration of the Company's rate-sensitive assets and liabilities, a theoretical market value of the Company, and the effects of rate changes on the Company's earnings and market value. The results of the model indicate that the Company is moderately liability sensitive. The rate shock analysis provided by the model shows that the effect of an immediate 200 basis point increase in rates would be to reduce the Company's net interest income for the next 12 months by less than $1.3 million.

EFFECTS OF INFLATION

    Inflation can have a significant effect on the operating results of all industries. However, management believes that inflationary factors are not as critical to the banking industry as they are to other industries, due to the high concentration of relatively short-duration monetary assets in the banking industry. Inflation does, however, have some impact on the Company's growth, earnings and total assets and on its need to closely monitor its equity capital levels.

    Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincides with changes in interest rates. Inflation does impact the economic value of longer-term interest-bearing assets and liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under "--Financial Condition" and "--Asset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. The adoption of this standard on January 1, 1996 had no material impact on the Company's consolidated financial statements as of and for the period ended December 31, 1996.

    Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), was adopted by the Company as of January 1, 1996. As a result of applying SFAS No. 122, the value of retained servicing on loans sold subsequent to January 1, 1996 has been capitalized and amortized over the expected life of the loans. In 1996, pursuant to the new standard, the Company recorded servicing rights retained of $373,000.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires entities to disclose the fair value of their employees' stock options, but permits entities to continue to account for employee stock options under APB 25, "Accounting for Stock Issued to Employees." The Company has determined that it will continue to use the method prescribed by APB 25, which recognizes compensation to the extent of the difference between the estimated market value and the exercise price at the grant date. The only effect of the Company's adoption of SFAS No. 123 as of January 1, 1996, is new disclosure requirements in its 1996 consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This annual report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following: the Company's performance may be impacted by changes in the financial markets and general economic conditions, which may occur for a variety of reasons including changes in interest rates and adverse economic conditions, the Company's allowance for loan losses may not be sufficient to cover actual loan losses in the future, future legislation and regulations may increase the Company's costs of doing business and assist competitors, the financial services business is highly competitive and the Company's performance may be affected by the demand for and the market acceptance of the Company's services. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Income--For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows--For the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Certified Public Accountants

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS

Cash and due from banks...................................................................  $   25,698  $   32,635
Funds sold................................................................................       4,900      20,075
Investment securities:
  Available-for-sale, at fair value.......................................................     175,530     174,963
  Held-to-maturity, at amortized cost (fair value $30,703 and $32,639, respectively)......      30,797      32,644
Loans.....................................................................................     372,622     312,160
  Less allowance for loan losses..........................................................       4,020       3,524
                                                                                            ----------  ----------
    Net loans.............................................................................     368,602     308,636
Premises and equipment, net...............................................................      15,816      13,204
Accrued interest receivable...............................................................       4,848       4,826
Other real estate.........................................................................         350         858
Intangible assets, net....................................................................       1,021       1,301
Other assets..............................................................................       2,482       2,061
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $  630,044  $  591,203
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing........................................................................  $  469,397  $  439,020
  Non-interest bearing....................................................................      90,749      88,111
                                                                                            ----------  ----------
    Total deposits........................................................................     560,146     527,131
Securities sold under agreements to repurchase, funds purchased, and other short-term
 borrowings...............................................................................       2,542       6,292
Note payable..............................................................................      --          11,000
Accrued expenses and other liabilities....................................................       5,410       5,819
                                                                                            ----------  ----------
    Total liabilities.....................................................................     568,098     550,242
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; authorized 1,000,000 shares; no shares issued
    and outstanding.......................................................................      --          --
  Common stock, $.01 par value; authorized 8,000,000 shares; issued and outstanding
    5,175,182 and 3,769,815, respectively.................................................          52          38
  Additional paid-in capital..............................................................      27,292       9,005
  Retained earnings.......................................................................      36,607      33,011
  Net unrealized gains (losses) on available-for-sale securities..........................        (207)        617
  Note receivable - officer stockholders..................................................      (1,798)     (1,710)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      61,946      40,961
                                                                                            ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $  630,044  $  591,203
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying notes are an integral part of these statements.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Interest income:
  Interest and fees on loans............................................       $28,810       $26,972       $22,343
  Interest on investment securities:
    Taxable.............................................................        11,733        11,168        11,393
    Tax-exempt..........................................................         1,826         1,352         1,242
  Funds sold............................................................           527           478           228
                                                                          ------------  ------------  ------------
    Total interest income...............................................        42,896        39,970        35,206
Interest expense:
  Deposits..............................................................        18,613        16,726        12,512
  Securities sold under agreements to repurchase, funds purchased, and
    other short-term borrowings.........................................           338           379           231
  Note payable..........................................................           495            79           206
                                                                          ------------  ------------  ------------
    Total interest expense..............................................        19,446        17,184        12,949
                                                                          ------------  ------------  ------------
    Net interest income.................................................        23,450        22,786        22,257
Provision for loan losses...............................................           155           159           311
                                                                          ------------  ------------  ------------
    Net interest income after provision for loan losses.................        23,295        22,627        21,946
Other income:
  Income from fiduciary activities......................................         2,008         1,927         1,872
  Service charges on deposit accounts...................................         4,216         4,078         4,256
  Net gains on sales and calls of investment securities.................            75            49           207
  Gains on sales of real estate owned...................................           631            79           180
  Mortgage origination and servicing fees...............................           508           761           532
  Other.................................................................         1,364         1,055         1,150
                                                                          ------------  ------------  ------------
    Total other income..................................................         8,802         7,949         8,197
Operating expenses:
  Salaries and employee benefits........................................        10,693        10,730        10,496
  Occupancy.............................................................         2,451         2,151         2,003
  Equipment.............................................................         1,444         1,847         2,155
  FDIC insurance........................................................             7           570         1,035
  Marketing and promotion...............................................           975           952           647
  Computer system and services..........................................           866           492           124
  Supplies..............................................................           796           724           717
  Loan legal and collection.............................................           368           257           143
  Other real estate.....................................................            16            53            50
  Other.................................................................         4,736         3,719         3,685
                                                                          ------------  ------------  ------------
    Total operating expenses............................................        22,352        21,495        21,055
                                                                          ------------  ------------  ------------
    Income before income taxes..........................................         9,745         9,081         9,088
Income tax expense......................................................         2,956         2,877         2,672
                                                                          ------------  ------------  ------------
    NET INCOME..........................................................       $ 6,789       $ 6,204       $ 6,416
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
NET INCOME PER SHARE....................................................       $  1.50       $  1.26       $  1.34
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
COMMON AND COMMON EQUIVALENT SHARES.....................................     4,536,828     4,908,930     4,782,460
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         NET UNREALIZED GAINS
                                                               ADDITIONAL                     (LOSSES) ON       NOTE RECEIVABLE
                                   PREFERRED       COMMON        PAID-IN     RETAINED         AVAILABLE-          -- OFFICER
                                     STOCK          STOCK        CAPITAL     EARNINGS     FOR-SALE SECURITIES    STOCKHOLDERS
                                 -------------  -------------  -----------  -----------  ---------------------  ---------------
Balance at January 1, 1994.....    $  --          $      40     $  14,972    $  25,804         $  --               $    (758)
Net income.....................       --             --            --            6,416            --                  --
Cumulative effect of change in
  accounting securities
  available-for-sale at January
  1, 1994......................       --             --            --           --                   947              --
Common stock cash dividend
  declared ($.18 per share)....       --             --            --             (870)           --                  --
5% common stock dividend
  (201,770 shares).............       --                  2         1,462       (1,464)           --                  --
Issuance of 149,455 shares of
  common stock.................       --                  2         1,361       --                --                  (1,221)
Cancellation of 500 shares of
  Treasury Stock...............       --             --                (3)      --                --                  --
Note paydowns..................       --             --            --           --                --                     240
Change in net unrealized losses
  on available-for-sale
  securities...................       --             --            --           --                (6,122)             --
                                         ---            ---    -----------  -----------          -------             -------
Balance at December 31, 1994...       --                 44        17,792       29,886            (5,175)             (1,739)
Net income.....................       --             --            --            6,204            --                  --
Common stock cash dividend
  declared ($.19 per share)....       --             --            --             (887)           --                  --
5% common stock dividend
  (219,175 shares).............       --                  2         2,190       (2,192)           --                  --
Issuance of 48,290 shares of
  common stock.................       --                  1           471       --                --                  --
Repurchase and cancellation of
  881,340 shares of common
  stock........................       --                 (9)      (11,448)      --                --                  --
Note paydowns..................       --             --            --           --                --                      29
Change in net unrealized gains
  on available-for-sale
  securities...................       --             --            --           --                 5,792              --
                                         ---            ---    -----------  -----------          -------             -------
Balance at December 31, 1995...       --                 38         9,005       33,011               617              (1,710)
Net income.....................       --             --            --            6,789            --                  --
Common stock cash dividend
  declared ($.21 per share)....       --             --            --             (970)           --                  --
5% common stock dividend
  (188,473 shares).............       --                  2         2,221       (2,223)           --                  --
Issuance of 66,894 shares of
  common stock.................       --             --               638       --                --                  --
Initial public
  offering--1,150,000 shares of
  common stock, net of offering
  costs........................       --                 12        15,428       --                --                  --
Note paydowns..................       --             --            --           --                --                     512
Note issued....................       --             --            --           --                                      (600)
Change in net unrealized losses
  on available-for-sale
  securities...................       --             --            --           --                  (824)             --
                                         ---            ---    -----------  -----------          -------             -------
Balance at December 31, 1996...    $  --          $      52     $  27,292    $  36,607         $    (207)          $  (1,798)
                                         ---            ---    -----------  -----------          -------             -------
                                         ---            ---    -----------  -----------          -------             -------


                                                    TOTAL
                                   TREASURY     STOCKHOLDER'S
                                     STOCK         EQUITY
                                 -------------  -------------
Balance at January 1, 1994.....    $      (3)     $  40,055
Net income.....................       --              6,416
Cumulative effect of change in
  accounting securities
  available-for-sale at January
  1, 1994......................       --                947
Common stock cash dividend
  declared ($.18 per share)....       --               (870)
5% common stock dividend
  (201,770 shares).............       --             --
Issuance of 149,455 shares of
  common stock.................       --                142
Cancellation of 500 shares of
  Treasury Stock...............            3         --
Note paydowns..................       --                240
Change in net unrealized losses
  on available-for-sale
  securities...................       --             (6,122)
                                         ---    -------------
Balance at December 31, 1994...       --             40,808
Net income.....................       --              6,204
Common stock cash dividend
  declared ($.19 per share)....       --               (887)
5% common stock dividend
  (219,175 shares).............       --             --
Issuance of 48,290 shares of
  common stock.................       --                472
Repurchase and cancellation of
  881,340 shares of common
  stock........................       --            (11,457)
Note paydowns..................       --                 29
Change in net unrealized gains
  on available-for-sale
  securities...................       --              5,792
                                         ---    -------------
Balance at December 31, 1995...       --             40,961
Net income.....................       --              6,789
Common stock cash dividend
  declared ($.21 per share)....       --               (970)
5% common stock dividend
  (188,473 shares).............       --             --
Issuance of 66,894 shares of
  common stock.................       --                638
Initial public
  offering--1,150,000 shares of
  common stock, net of offering
  costs........................       --             15,440
Note paydowns..................       --                512
Note issued....................       --               (600)
Change in net unrealized losses
  on available-for-sale
  securities...................       --               (824)
                                         ---    -------------
Balance at December 31, 1996...    $  --          $  61,946
                                         ---    -------------
                                         ---    -------------

        The accompanying notes are an integral part of these statements.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income..................................................................  $    6,789  $    6,204  $    6,416
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for credit losses...............................................         155         159         311
    Provision for depreciation and amortization...............................       1,512       1,560       1,813
    Investment security accretion and amortization--net.......................         715         673         825
    Deferred tax expense (benefit)............................................        (550)        189        (155)
    Amortization of intangible and other assets...............................         308         320         464
    Realized investment security gains, net...................................         (75)        (49)       (207)
    Gain on sale of other real estate.........................................        (631)        (79)       (180)
    Increase in accrued interest receivable...................................         (22)       (255)       (492)
    Decrease (increase) in loans held for sale................................       1,919      (4,374)     10,390
    Decrease (increase) in other assets.......................................         162        (243)       (399)
    Increase in accrued expense and other liabilities.........................          19         408         280
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      10,301       4,513      19,066
Cash flows from investment activities:
  Investment securities available-for-sale:
    Proceeds from maturities and call of securities...........................      41,367      13,646       2,044
    Proceeds from sales of securities.........................................      37,344      15,394      32,900
    Purchases of securities...................................................     (80,754)    (20,206)    (50,826)
  Investment securities held-to-maturity:
    Proceeds from maturities and calls of securities..........................       4,814      11,059      10,783
    Purchases of securities...................................................      (3,413)     (5,582)     (9,152)
  Net increase in loans.......................................................     (62,422)    (17,975)    (36,617)
  Purchases of premises and equipment.........................................      (4,152)       (936)       (926)
  Proceeds from sale of other real estate and equipment.......................       1,521       1,004         610
                                                                                ----------  ----------  ----------
        Net cash used in investment activities................................     (65,695)     (3,596)    (51,184)

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Cash flow from financing activities:
  Net increase in deposits....................................................  $   33,015  $   22,686  $   45,313
  Net increase (decrease) in securities sold under agreements to repurchase,
    funds purchased and other short-term borrowings...........................      (3,750)     (3,322)        968
  Proceeds from note payable..................................................      --          11,000      --
  Principal reductions on note payable........................................     (11,000)     (1,800)     (2,900)
  Capital lease payments......................................................          (3)     --          --
  Cash dividends..............................................................        (970)       (887)       (870)
  Proceeds from issuance of common stock......................................      16,078         472         142
  Repurchase of common stock..................................................      --         (11,457)     --
  Proceeds from notes receivable--officer stockholders........................         297          29         240
  Issuance of notes receivable--officer stockholders..........................        (385)     --          --
                                                                                ----------  ----------  ----------
    Net cash provided by financing activities.................................      33,282      16,721      42,893
                                                                                ----------  ----------  ----------
    (Decrease) increase in cash and cash equivalents..........................     (22,112)     17,638      10,775
Cash and cash equivalents, beginning of period................................      52,710      35,072      24,297
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of period......................................  $   30,598  $   52,710  $   35,072
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..................................................................  $   19,518  $   16,641  $   12,811
    Income taxes..............................................................       2,750       2,900       2,775
  Non-cash investing and financing activities:
    Unrealized (loss) gain on available-for-sale securities...................      (1,272)      8,775      (7,841)
    Transfer of held-to-maturity securities to available-for-sale.............      --          49,472      --
    Net change in loans transferred to other real estate......................         382         472         110
    Decrease in recourse obligations..........................................      --          --           2,710
    Common stock issued for notes receivable and refinancing of notes
      receivable..............................................................         215      --           1,221
    5% common stock dividends.................................................       2,223       2,192       1,464
    Capital lease obligations.................................................         601      --          --

        The accompanying notes are an integral part of these statements.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Beverly Bancorporation, Inc. (the "Company"), and its wholly-owned subsidiaries, Beverly National Bank (the "Bank") and Beverly Trust Company (the "Trust"), follow generally accepted accounting principles including, where applicable, general practices within the financial services industry. In September 1996, the Company merged its four banking subsidiaries, Beverly Bank, Beverly Bank Matteson, Beverly Bank Lockport, and First National Bank of Wilmington, into one bank, Beverly National Bank.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of its respective subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

INVESTMENT SECURITIES

    Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that all debt and equity securities be classified either as held-to-maturity, available-for-sale or trading. Held-to-maturity securities are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities and trading securities are carried at market value. Net unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Unrealized gains and losses on trading securities are included in earnings. The Company has not classified any securities as trading. Gains or losses on the sale of investment securities are determined based on the amortized cost of the specific securities sold.

    On the initial adoption of this standard, the Company classified debt securities with a market value of $120,835,000 as available-for-sale and recorded a $947,000 net increase in stockholders' equity.

LOANS

    Loans are stated at the principal amount outstanding, net of allowance for loan losses, unearned discount and deferred loan fees. Interest income is accrued daily as earned. Loan origination fees in excess of incremental direct costs are deferred and recognized to approximate a level yield. The accrual of interest income is discontinued when management determines that there is doubt as to future collectibility and the loan is impaired.

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price of the fair value of

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Payments received on impaired loans are recorded as reductions of principal. As a result of adopting these statements, no specific allowance for loan losses was required as of January 1, 1995.

    Loan balances less than $10,000 in each loan category are considered as small balance homogeneous loan pools for purposes of impairment. All other loans are specifically evaluated for impairment. The Company considers a loan impaired when it is probable that all amounts of principal and interest due, according to the contractual terms of the loan agreement, will not be collected, which is also the criteria the Company uses for the transfer of loans to nonaccrual. Therefore, the total of impaired loans generally equal nonaccrual loans. For collateralized impaired loans, loan balances in excess of net realizable value are deemed impaired. In the determination of the valuation, the major risk classifications such as historical net charge-offs over the last three calendar years for each category of loans, local economic trends, the source of loans and concentrations of credit in specific industries, if any, are considered.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations and by recoveries, and decreased by charge-offs. The provision for loan losses is based on past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible. The allowance for loan loss is composed of specific reserves for impaired loans and general reserves for all other loans.

OTHER REAL ESTATE

    Other real estate represents properties acquired through foreclosure or other proceedings and is recorded at the lower of the amount of the loan satisfied or the net realizable value of the property acquired. Any write-down at the time of foreclosure is charged to the allowance for loan losses.

MORTGAGE SERVICING RIGHTS

    Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," for all residential mortgage loans originated for sale to permanent investors, but with the servicing rights retained. As a result of applying the new rules, the value of servicing rights retained for loans originated and sold subsequent to January 1, 1996, were capitalized and are being amortized over the expected life of the loans. In 1996, pursuant to the new standard, the Company recorded servicing rights retained of $373,000. The balance of loans added to the serviced portfolio since January 1, 1996 was $30,842,000. The total balance of the servicing portfolio as of December 31, 1996 is $107,941,000.

    The Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values at the date of origination. The allocation is based on the assumption that a normal servicing fee will be received and that the rights to remaining cash flows from the underlying mortgages will be sold. The Company only originates loans for resale within permanent investor guidelines, with commitments from these permanent investors to purchase the mortgage loans.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies those rights based on the predominant risk characteristics of the underlying loans, including the loan type, size, interest rate, date of origination and term. Impairment is recognized through a valuation allowance for each individual stratum. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. The fair value of mortgage servicing rights that have not been capitalized are not used in the evaluation of impairment. Subsequent to the initial measurement of impairment, the Company periodically adjusts the valuation allowance to reflect changes in the measurement of impairment. However, fair value in excess of the amount capitalized as mortgage servicing rights, net of amortization, is not recognized. At December 31, 1996, no valuation allowance was necessary.

PREMISES AND EQUIPMENT

    Premises, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is charged to expense on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lease terms.

TRUST ASSETS

    Assets held in fiduciary or agency capacities are not included in the consolidated balance sheet, since such items are not assets of the Company.

INTANGIBLE ASSETS

    The excess of cost over fair value of net assets acquired, resulting from the acquisition of two banks, is being amortized on a straight-line basis over periods of 10 and 15 years.

LONG-LIVED ASSETS

    The Bank adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles that are used in operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable. There was no material effect on the Company's consolidated financial condition or consolidated results of operations as a result of this adoption.

INCOME TAXES

    The Company and its subsidiaries file consolidated Federal and state income tax returns. The Bank and the Trust determine their income taxes on the separate return method. Under this method, the Bank and the Trust pay to or receive from the Company the amount of income taxes which would have been calculated had the Bank and the Trust filed a separate return.

    Amounts provided for income tax expense are based on income reported for financial statement purposes, rather than amounts currently payable under tax laws. Deferred taxes, which arise from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income tax at tax rates expected to be paid or refunded in the future periods.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after January 1, 1997. SFAS No. 125 requires the Company to recognize financial and servicing assets it controls and the liabilities it has incurred and to no longer recognize financial assets or liabilities when control has been surrendered or the liability extinguished. SFAS No. 125 also provides accounting standards for distinguishing transfers of financial assets to be accounted for as sales from those transfers that are secured borrowings. Examples of transactions that may affect the Company are loan participations, loan syndications, and repurchase agreements. However, the Company does not believe that SFAS No. 125 will have a significant effect on the Company's financial position or results of operations.

CASH FLOWS

    For the purposes of the consolidated statement of cash flows, the Company considers amounts due from banks and Federal funds sold to be cash equivalents.

PER SHARE COMPUTATIONS

    Net income per share is based upon the weighted average number of common shares and common share equivalents outstanding during each year. All per share financial information has been adjusted to reflect the 5% stock dividends paid to stockholders and the merger and conversion of shares (note 14). The calculation of net income per share reflects the dilutive effect of outstanding stock options for the years ended December 31, 1996, 1995 and 1994.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 2--INVESTMENT SECURITIES AVAILABLE-FOR-SALE

    A comparison of the amortized cost, fair value and unrealized gains and losses of the investment securities available-for-sale is as follows (in thousands):

                                                                                              GROSS        GROSS
                                                                   AMORTIZED      FAIR     UNREALIZED   UNREALIZED
                                                                      COST       VALUE        GAIN         LOSS
                                                                   ----------  ----------  -----------  -----------
DECEMBER 31, 1996
U.S. Treasury....................................................  $   36,090  $   35,740   $      37    $     387
U.S. Treasury strips.............................................       1,752       1,761           9       --
U.S. government agencies.........................................      51,485      51,060          90          515
Obligations of state and political subdivisions..................      27,605      27,765         305          145
Corporate debt securities........................................      19,449      19,464         154          139
Adjustable rate mortgage pools...................................       4,852       4,946          94       --
Collateralized mortgage obligations..............................      32,792      32,840         106           58
Equity securities................................................         851         962         115            4
Federal Reserve stock and other securities.......................         992         992      --           --
                                                                   ----------  ----------  -----------  -----------
    Total........................................................  $  175,868  $  175,530   $     910    $   1,248
                                                                   ----------  ----------  -----------  -----------
                                                                   ----------  ----------  -----------  -----------
DECEMBER 31, 1995
U.S. Treasury....................................................  $   69,576  $   69,825   $     411    $     162
U.S. Treasury strips.............................................       1,661       1,679          18       --
U.S. government agencies.........................................      49,452      49,759         513          206
U.S. government agency strips....................................      12,719      12,687      --               32
Obligations of state and political subdivisions..................      15,692      15,974         325           43
Corporate debt securities........................................      17,556      17,539         281          298
Adjustable rate mortgage pools...................................       7,266       7,393         127       --
Federal Reserve stock and other securities.......................         107         107      --           --
                                                                   ----------  ----------  -----------  -----------
    Total........................................................  $  174,029  $  174,963   $   1,675    $     741
                                                                   ----------  ----------  -----------  -----------
                                                                   ----------  ----------  -----------  -----------

    At December 31, 1996 and 1995, investment securities with a carrying value of approximately $40,422,000 and $54,296,000, respectively, were pledged as collateral for public funds deposits and other purposes.

    The amortized cost and fair value of debt securities available-for-sale at December 31, 1996, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 2--INVESTMENT SECURITIES AVAILABLE-FOR-SALE (CONTINUED) maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED      FAIR
                                                                           COST       VALUE
                                                                        ----------  ----------
Due in one year or less...............................................  $   19,028  $   19,061
Due in one year through five years....................................      72,124      71,465
Due in five years through ten years...................................      17,959      17,851
Due after ten years...................................................      27,270      27,413
Federal Reserve stock and other equity securities.....................       1,843       1,954
Adjustable rate mortgage pools........................................       4,852       4,946
Collateralized mortgage obligations...................................      32,792      32,840
                                                                        ----------  ----------
    Total.............................................................  $  175,868  $  175,530
                                                                        ----------  ----------
                                                                        ----------  ----------

    The components of net realized gains and proceeds from the sales of investment securities (in thousands) are:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Gross realized gains.........................................  $     147  $      73  $     277
Gross realized losses........................................         72         36         70
                                                               ---------  ---------  ---------
Net realized gains...........................................  $      75  $      37  $     207
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Proceeds from sales of securities............................  $  37,344  $  15,394  $  32,900
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Adjustable rate mortgage pools and collateralized mortgage obligations are mortgage backed obligations of Fannie Mae and FHLMC. These obligations have contractual maturities ranging from less than four years to 25 years and have an anticipated average life to maturity ranging from less than one year to 5.1 years. All adjustable rate mortgage pools and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage pools and collateralized mortgage obligations under various interest rate assumptions to monitor volatility. At December 31, 1996 and 1995, the Company owned no high risk collateralized mortgage obligations as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

    The Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards, swaps or option contracts during 1996 or 1995. In accordance with the Company's investment policy, derivative securities and derivative financial instruments, other than mortgage backed obligations, may not be purchased without the prior approval of the Board of Directors.

    Included in the investment portfolio are certain securities classified as U.S. Treasury and government agency strips and structured notes. The market value fluctuation of these securities is greater than the fluctuation on similar maturity full coupon U.S. Treasury or government agency securities because these types of securities are more sensitive to changes in interest rates. The interest rates on the structured notes reprice based on formulas applied to various indexes. The maturities on these securities range from one to four years.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 2--INVESTMENT SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

    The market values and amortized costs of the structured notes and strips in both the available-for-sale and held-to-maturity portfolios at December 31, 1996 and 1995 are shown below (in thousands):

                                                                                 1996                    1995
                                                                        ----------------------  ----------------------
                                                                         AMORTIZED    MARKET     AMORTIZED    MARKET
                                                                           COST        VALUE       COST        VALUE
                                                                        -----------  ---------  -----------  ---------
U.S. Treasury and U.S. government agency strips.......................   $   1,752   $   1,761   $  14,380   $  14,366
Structured notes......................................................       4,501       4,380       5,503       5,377

NOTE 3--INVESTMENT SECURITIES HELD-TO-MATURITY

    A comparison of the amortized cost, fair value and unrealized gains and losses of the investment securities held-to-maturity is as follows (in thousands):

                                                                                                 GROSS          GROSS
                                                                      AMORTIZED     FAIR      UNREALIZED     UNREALIZED
                                                                        COST        VALUE        GAIN           LOSS
                                                                     -----------  ---------  -------------  -------------
DECEMBER 31, 1996
U.S. Treasury......................................................   $   2,156   $   2,102    $  --          $      54
Obligations of state and political subdivisions....................      14,585      14,688          134             31
Collateralized mortgage obligations................................      14,046      13,903            2            145
Other securities...................................................          10          10       --             --
                                                                     -----------  ---------        -----          -----
  Total............................................................   $  30,797   $  30,703    $     136      $     230
                                                                     -----------  ---------        -----          -----
                                                                     -----------  ---------        -----          -----
DECEMBER 31, 1995
U.S. Treasury......................................................   $   2,196   $   2,173    $  --          $      23
Obligations of state and political subdivisions....................      14,984      15,130          180             34
Collateralized mortgage obligations................................      15,449      15,321           20            148
Other securities...................................................          15          15       --             --
                                                                     -----------  ---------        -----          -----
  Total............................................................   $  32,644   $  32,639    $     200      $     205
                                                                     -----------  ---------        -----          -----
                                                                     -----------  ---------        -----          -----

    At December 31, 1996 and 1995, investment securities with an adjusted cost of approximately $5,817,000 and $5,302,000, respectively, were pledged as collateral for public funds deposits and other purposes.

    The amortized cost and fair value of debt securities held-to-maturity at December 31, 1996, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 3--INVESTMENT SECURITIES HELD-TO-MATURITY (CONTINUED) maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    AMORTIZED     VALUE
                                                                                      COST        FAIR
                                                                                   -----------  ---------
Due in one year or less..........................................................   $   3,887   $   3,893
Due in one year through five years...............................................       7,589       7,647
Due in five years through ten years..............................................       4,107       4,065
Due after ten years..............................................................       1,168       1,195
Collateralized mortgage obligations..............................................       4,046      13,903
                                                                                   -----------  ---------
  Total..........................................................................   $  30,797   $  30,703
                                                                                   -----------  ---------
                                                                                   -----------  ---------

    During the year ended December 31, 1995, one security was called. The gross realized gain was $12,000 and the proceeds from this call were $1,000,000. No held-to-maturity securities were sold during 1996, 1995, or 1994.

    On November 30, 1995, the Company transferred certain investment securities from held-to-maturity to available-for-sale in accordance with the guidance issued in the SPECIAL REPORT ON STATEMENT NO. 115. At the date of transfer, the amortized cost and unrealized gains on these securities were $49,472,000 and $313,000, respectively.

NOTE 4--LOANS

    The components of the loan portfolio are summarized as follows (in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Commercial and industrial.......................................................  $   55,492  $   50,258
Commercial real estate..........................................................      93,734      74,199
Residential real estate.........................................................     151,769     119,153
Home equity lines of credit.....................................................      29,379      31,152
Other consumer..................................................................      42,248      37,398
                                                                                  ----------  ----------
  Total loans...................................................................     372,622     312,160
Less allowance for loan losses..................................................       4,020       3,524
                                                                                  ----------  ----------
  Loans, net....................................................................  $  368,602  $  308,636
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The Company extends credit to businesses and individuals in the Chicago metropolitan area, with minimal exposure in other geographic areas. The Company is primarily a secured lender, with the security depending on the loan type. The Company's opinion as to the ultimate collectibility of its loan portfolio is subject to estimates regarding the future cash flows of its customers' operations, and the value of customers' collateral used as security. These estimates are affected by changing economic conditions and the economic prospect of the customers.

    Included in residential real estate loans are loans held for sale to permanent investors of $2,897,000 and $4,816,000 at December 31, 1996 and 1995, respectively.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 4--LOANS (CONTINUED)
    Loans with three or more installment payments past due, and loans past due 90 days or more which are still accruing interest, amounted to $508,000 and $177,000 at December 31, 1996 and 1995, respectively.

    The Company has extended loans to directors and executive officers of the Company and the Bank and their related interests. The aggregate loans outstanding as reported by the directors and officers of the Company and the Bank and their related interests, which exceeded $60,000, totaled $5,745,000 and $6,044,000 at December 31, 1996 and 1995, respectively. During 1996, new loans totaled $2,933,000 and repayments totaled $2,726,000. The remaining decrease is primarily attributable to changes in directors and executive officers within the year. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility. The Company relies on its directors and officers for identification of loans to their related interests.

NOTE 5--ALLOWANCE FOR LOAN LOSSES

    The following summarizes the changes in the allowance for loan losses (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Balance, beginning of period...............................................  $   3,524  $   3,995  $   4,026
Recoveries.................................................................        709        471        626
Charge-offs................................................................       (368)    (1,101)      (968)
Provision for loan losses..................................................        155        159        311
                                                                             ---------  ---------  ---------
  Balance, end of period...................................................  $   4,020  $   3,524  $   3,995
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    As of December 31, 1996 and 1995, the Company's recorded investment in impaired loans was $1,197,000 and $1,606,000, respectively. No specific valuation allowance was required for these loans as of December 31, 1996 or 1995. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $1,611,000 and $1,824,000, respectively. The
Company recognized $132,000 and $110,000 of interest on impaired loans for the years ended December 31, 1996 and 1995, respectively.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 6--PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1996        1995
                                                                                  ----------  ----------
Land............................................................................  $    2,754  $    2,482
Buildings and leasehold improvements (Note 13)..................................      16,768      11,413
Furniture, equipment and leasehold improvements.................................      11,031      12,563
                                                                                  ----------  ----------
  Total cost....................................................................      30,553      26,458
Less allowance for depreciation and amortization................................      14,737      13,254
                                                                                  ----------  ----------
  Premises and equipment, net...................................................  $   15,816  $   13,204
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    Depreciation and amortization amounted to $1,512,000, $1,560,000 and $1,813,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7--DEPOSITS

    Certificates of deposit, including public funds, greater than $100,000 totaled $58,951,000 and $50,635,000, at December 31, 1996 and 1995,
respectively.

    At December 31, 1996, the scheduled maturities of certificates of deposits were as follows (in thousands):

1997........................................................................................  $  209,473
1998........................................................................................      22,280
1999........................................................................................      14,700
2000........................................................................................       2,168
2001........................................................................................         647
                                                                                              ----------
    Total...................................................................................  $  249,268
                                                                                              ----------
                                                                                              ----------

NOTE 8--NOTE PAYABLE

    The note payable at December 31, 1995 was a demand note, bearing interest at 30 basis points less than the prime rate of the lending bank (8.5% at December 31, 1995), and was collateralized by the shares of common stock of the Company's banking subsidiaries. The loan was repaid in 1996.

    The Company has a $500,000 demand line of credit, bearing interest on advances at the lending bank's prime rate plus 30 basis points. At December 31, 1996, the Company had no borrowings outstanding under this line.

NOTE 9--EMPLOYEE BENEFIT PLANS

    The Company's 401(k) plan covers all full-time and certain part-time employees after completion of one year of service as defined. Contributions from participants are voluntary and are limited to the Internal Revenue Code maximum contribution. The plan requires the Company to match 50% of the first 4% of a participant's contributions. In addition, the Company is required to contribute another 2% of

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 9--EMPLOYEE BENEFIT PLANS (CONTINUED) gross salaries of all participants. Total contributions to the plan for 1996, 1995 and 1994 were $295,000, $290,000 and $272,000, respectively.

NOTE 10--STOCK OPTIONS

    The stockholders approved the adoption of an Incentive Stock Option Plan in 1994. The plan is administered by the Stock Option Plan Committee of the Board of Directors. Directors and key officers of the Company are eligible to participate in the plan. Under the plan, 530,743 shares of common stock are available for distribution. The options allow for the purchase of common stock at a price not less than fair market value on the date the option is granted. The options vest ratably over a five year period and are exercisable no later than ten years after the date of grant. In addition, the plan provides that all options become fully vested upon a change of control of the Company as defined in the plan.

    The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards issued after January 1, 1995, under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                                                         1996       1995
                                                                                       ---------  ---------
Net income (in thousands)
  As reported........................................................................  $   6,789  $   6,204
  Pro forma..........................................................................      6,747      6,195
Earnings per common and common equivalent share
  As reported........................................................................       1.50       1.26
  Pro forma..........................................................................       1.49       1.26

    The pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of options granted in 1996 and 1995 was estimated at the date of grant using an option-pricing model at $5.58 and $3.58 per option, respectively, with the following weighted-average assumptions:

                                                                                    1996         1995
                                                                               --------------  ---------
Annual dividends per share...................................................       $.23         $.20
Expected volatility..........................................................       28%           28%
Risk-free interest rate......................................................   6.3% - 6.6%      6.4%
Expected life................................................................     7 years       7 years

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 10--STOCK OPTIONS (CONTINUED)
    The following table summarizes the changes in the number of common shares granted under the stock option plan:

                                                                                 SHARES       WEIGHTED
                                                                                  UNDER     AVERAGE PRICE
                                                                                 OPTION      PER OPTION
                                                                               -----------  -------------
Options outstanding at January 1, 1994.......................................      105,000    $    9.49
  Granted....................................................................      416,195         8.16
  Exercised..................................................................     (105,000)        9.49
                                                                               -----------
Options outstanding at December 31, 1994 (no options exercisable)............      416,195         8.16
  Granted....................................................................       36,750         9.97
  Exercised..................................................................       (5,855)        8.16
Canceled or terminated.......................................................      (24,465)        8.16
                                                                               -----------
Options outstanding at December 31, 1995 (77,175 options exercisable at a
  weighted average exercise price of $8.16)..................................      422,625         8.32
  Granted....................................................................       57,625        14.50
  Exercised..................................................................      (44,184)        8.33
  Canceled or terminated.....................................................      (36,621)        8.46
                                                                               -----------
Options outstanding at December 31, 1996 (139,981 options exercisable at a
  weighted average exercise price of $8.23)..................................      399,445         9.20
                                                                               -----------
                                                                               -----------

    Information about stock options outstanding at December 31, 1996 is summarized as follows:

                                                                     RANGE OF EXERCISE PRICES
                                                          -----------------------------------------------
                                                             $8.16 -
                                                             $10.00      $10.01 - $13.99  $14.00 - $15.75    TOTAL
                                                          -------------  ---------------  ---------------  ---------
OPTIONS OUTSTANDING
  Number outstanding....................................       341,820         13,125           44,500       399,445
                                                          -------------        ------           ------     ---------
                                                          -------------        ------           ------     ---------
  Weighted average remaining contractual life (years)...          7.53           9.18             9.75
  Weighted average exercise price.......................   $      8.30      $   11.43        $   15.40

Options exercisable.....................................
  Exercisable...........................................       139,981         --               --           139,981
                                                                                                           ---------
                                                                                                           ---------
  Weighted average exercise price.......................   $      8.23      $  --            $  --

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 11--INCOME TAXES

    The components of income tax expense for the periods indicated were as follows (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Currently payable:
  Federal..................................................................  $   3,154  $   2,475  $   2,827
  State....................................................................        352        213     --
                                                                             ---------  ---------  ---------
                                                                                 3,506      2,688      2,827
Deferred expense (benefit):
  Federal..................................................................       (447)       153       (155)
  State....................................................................       (103)        36     --
                                                                             ---------  ---------  ---------
                                                                                  (550)       189       (155)
                                                                             ---------  ---------  ---------
  Total....................................................................  $   2,956  $   2,877  $   2,672
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1995
                                                                                       ---------  ---------
Deferred tax asset:
  Allowance for loan loss............................................................  $   1,560  $     887
  Deferred loan fees and other.......................................................        113        163
  Unrealized loss on available-for-sale securities...................................        131     --
                                                                                       ---------  ---------
  Total deferred tax assets..........................................................      1,804      1,050
Deferred tax liabilities:
  Premises and equipment.............................................................       (294)      (409)
  Deferred loan costs and other......................................................       (558)      (370)
  Unrealized gain on available-for-sale securities...................................     --           (317)
                                                                                       ---------  ---------
  Total deferred tax liabilities.....................................................       (852)    (1,096)
                                                                                       ---------  ---------
  Net deferred tax asset (liability).................................................  $     952  $     (46)
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    There was no valuation allowance for deferred tax assets as of December 31, 1996 or 1995. Management believes that it is more likely than not that the deferred tax assets will be recoverable from available income tax carrybacks or future taxable income.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 11--INCOME TAXES (CONTINUED)
    The total income tax expense for the years ended December 31, 1996, 1995 and 1994 reflect effective tax rates of 30.3%, 31.7% and 29.4%, respectively. The differences between the Federal income tax rate of 34% and the effective rates derive from the following (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Provision computed at statutory rate.......................................  $   3,313  $   3,088  $   3,090
Tax-exempt interest, net of cost to carry..................................       (623)      (498)      (470)
State income taxes, net of Federal tax benefit.............................        164        164     --
Non-deductible amortization of intangible assets...........................        108        109        158
Other......................................................................         (6)        14       (106)
                                                                             ---------  ---------  ---------
  Total....................................................................  $   2,956  $   2,877  $   2,672
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

NOTE 12--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    During the normal course of meeting the needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit, and they involve elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit loss in the event of non-performance by the debtor for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company requires collateral or other security to support financial instruments with off-balance sheet credit risk.

    The approximate amount of such commitments and conditional obligations (in thousands) is as follows:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
Stand-by letters of credit........................................................  $   3,868  $   2,729
Unused home equity lines..........................................................     21,177     18,150
Unused consumer lines.............................................................      7,567      5,523
Other unused commitments..........................................................     51,576     30,607

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Such instruments are generally issued for one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The majority of the standby letters of credit are collateralized by deposits.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

Rental expense under operating leases for facilities and equipment was $246,000 in 1996, $158,000 in 1995, and $153,000 in 1994. One of these leases for a facility is with an entity in which a stockholder and director of the Company has an interest. Future minimum rental commitments under these leases at December 31, 1996 are as follows (in thousands):

                                                                                    RELATED PARTY      OTHER
                                                                                   ---------------  -----------
Year ending December 31,
  1997...........................................................................     $      99      $      90
  1998...........................................................................           102             80
  1999...........................................................................           104             49
  2000...........................................................................            71             38
  2001...........................................................................        --                 44
                                                                                          -----          -----
  Total Future Minimum Lease Payments............................................     $     376      $     301
                                                                                          -----          -----
                                                                                          -----          -----

    In February, 1996, the Company entered into a 20-year lease agreement for ground and building leases with an entity in which a stockholder and director of the Company has an interest. The ground lease is accounted for as an operating lease and the building lease is accounted for as a capital lease. The Company has the option to purchase the building in years 11, 16, and 20 of the lease for approximately $931,000, $1,112,000, and $1,289,000, respectively. The Company also has an option to renew the leases for another 10-year term at the expiration of the original 20-year lease term. At December 31, 1996, the Company's capitalized cost for the building (included in premises and equipment), net of related amortization, amounts to $574,000.

    Estimated minimum future lease payments, including interest, are as follows (in thousands):

                                                                                                  GROUND      BUILDING
                                                                                                   LEASE        LEASE
                                                                                                -----------  -----------
Year ending December 31,
  1997........................................................................................   $      30    $      72
  1998........................................................................................          30           72
  1999........................................................................................          31           74
  2000........................................................................................          33           76
  2001........................................................................................          35           78
  Thereafter..................................................................................         838        1,395
                                                                                                     -----   -----------
                                                                                                 $     997        1,767
                                                                                                     -----
                                                                                                     -----
Amount representing interest..................................................................                   (1,169)
                                                                                                             -----------
                                                                                                             -----------
Obligation under capital lease................................................................                $     598
                                                                                                             -----------
                                                                                                             -----------

LEGAL PROCEEDINGS

    The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 13--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) the Company or any of its subsidiaries which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 14--STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING, REINCORPORATION AND MERGER

    In June, 1996, the Company was incorporated as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois company ("Beverly Illinois"). On August 16, 1996, Beverly Illinois was merged with and into the Company which was the surviving corporation. Each outstanding share of common stock of Beverly Illinois was converted into five shares of common stock of the Company. The consolidated financial statements have been restated to reflect the reincorporation and merger.

    In August, 1996, the Company completed an initial public offering of 1,000,000 common shares and an additional 150,000 shares subject to the underwriters' over-allotment option through the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission. Proceeds of the offering approximated $15,440,000, net of expenses of $1,810,000.

PREFERRED STOCK

    The Board of Directors is authorized to issue 1,000,000 shares of preferred stock in one or more series. The Board, without shareholder approval, may determine voting, conversion and other rights.

STOCK REPURCHASE AGREEMENTS

    In July, 1995, the Company entered into Stock Repurchase Agreements with certain of its shareholders. The agreements grant the Company the option to repurchase common shares held by those shareholders upon the shareholders' deaths. Pursuant to one of the agreements, the Company repurchased 881,340 common shares of stock from the estate of its late chairman in December, 1995. The purchase price of $13.00 per share was based on a valuation by an independent investment banking firm. These agreements were terminated in July, 1996.

OFFICER NOTES RECEIVABLE

    The Company has provided financing for certain officers to purchase common stock of the Company. The notes are recourse, demand notes, secured by the common stock, and require annual or quarterly interest payments at either the prime rate (8.25% at December 31, 1996) with an interest cap of 9.0% or the Company's dividend rate. The balance of these notes as of December 31, 1996 and 1995, was $1,798,000 and $1,710,000, respectively, and is shown as a reduction of stockholders' equity.

NOTE 15--REGULATORY RESTRICTIONS

FEDERAL RESERVE BANK BALANCES

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 1996 and 1995 were approximately $8,842,000 and $6,777,000, respectively.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 15--REGULATORY RESTRICTIONS (CONTINUED)
REGULATORY CAPITAL AND DIVIDENDS

    Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of the Bank's regulatory agency. These regulations generally limit the amount of dividends the Bank may pay to the Company to an amount equal to its undistributed net income, subject to the capital needs of the Bank. At December 31, 1996, the total amount of subsidiary-retained earnings available for dividends, while maintaining the Bank in a well-capitalized status, amounted to approximately $16,043,000.

    The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain certain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Bank meets capital adequacy requirements to which it is subject.

    As of December 31, 1996 and 1995, the most recent notification from the Federal Reserve Board and Office of the Comptroller of the Currency categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 15--REGULATORY RESTRICTIONS (CONTINUED) ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                         WELL-CAPITALIZED
                                                                           REQUIREMENT              ACTUAL
                                                                       --------------------  --------------------
DECEMBER 31, 1996
Company:
  Total capital (to risk-weighted assets)............................  $  39,391       10.0% $  65,152      16.54%
  Tier I capital (to risk-weighted assets)...........................     23,634        6.0     61,132      15.52
  Tier I capital (to average assets).................................     31,095        5.0     61,132       9.95

Bank:
  Total capital (to risk-weighted assets)............................     39,230       10.0     55,275      14.09
  Tier I capital (to risk-weighted assets)...........................     23,534        6.0     51,255      13.06
  Tier I capital (to average assets).................................     30,455        5.0     51,255       8.41

DECEMBER 31, 1995
Company:
  Total capital (to risk-weighted assets)............................  $  32,208       10.0% $  42,966      13.34%
  Tier I capital (to risk-weighted assets)...........................     19,319        6.0     39,442      12.25
  Tier I capital (to average assets).................................     28,416        5.0     39,442       6.94

Bank (pro forma, merged entity, see note 1):
  Total capital (to risk-weighted assets)............................     34,094       10.0     49,294      14.46
  Tier I capital (to risk-weighted assets)...........................     20,456        6.0     45,770      13.42
  Tier I capital (to average assets).................................     28,118        5.0     45,770       8.14

NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about those financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates, using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The statement excludes certain financial instruments, and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    The following table provides summary information on the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 (in thousands):

                                                                  DECEMBER 31, 1996         DECEMBER 31, 1995
                                                               ------------------------  ------------------------
                                                                CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                OF ASSETS    OF ASSETS    OF ASSETS    OF ASSETS
                                                               (LIABILITIES) (LIABILITIES) (LIABILITIES) (LIABILITIES)
                                                               -----------  -----------  -----------  -----------
Cash and cash equivalents....................................  $    30,598  $    30,598  $    52,710  $    52,710
Investment securities........................................      206,327      206,233      207,607      207,602
Loans and notes receivable...................................      370,400      373,227      310,346      322,617
Non-interest bearing demand deposits.........................      (90,749)     (90,749)     (88,111)     (88,111)
Money Market, NOW and savings accounts.......................     (220,129)    (220,129)    (218,943)    (218,943)
Certificates of deposit......................................     (249,268)    (250,635)    (220,077)    (221,962)
Short-term borrowings........................................       (2,542)      (2,542)     (17,292)     (17,292)

    The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

CASH AND CASH EQUIVALENTS

    Fair value of cash, cash equivalents and Federal funds sold approximates their carrying amounts. The Company places its cash and funds with various financial institutions and, by policy, limits its credit exposure to only well-capitalized institutions. The Company performs periodic evaluations on the capital adequacy of the financial institutions.

INVESTMENT SECURITIES

    Fair values of investments are based on quoted market prices.

LOANS AND NOTES RECEIVABLE

    For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values do not include any potential value from the bulk sale of loans. Demand notes receivable from officer stockholders are valued equal to their carrying amounts.

DEPOSITS

    The fair values disclosed for deposits payable on demand, interest and non-interest bearing checking, savings accounts and money market accounts are, by definition, equal to their carrying amounts. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

    The value derived from retaining demand and savings deposits, commonly referred to as core deposit intangibles, is not considered in the above fair value amounts.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
SHORT-TERM BORROWINGS

    The carrying amounts of securities sold under repurchase agreements, funds purchased, treasury tax deposits, bank notes payable and other short-term borrowings approximate their fair values.

OFF-BALANCE-SHEET ITEMS

    The fair values of commitments to extend credit and standby letters of credit are estimated using the fees charged to enter into similar agreements. The amount of such fees currently charged is not significant. Therefore, the estimated fair values are not shown in the accompanying table.

NOTE 17--CONDENSED FINANCIAL STATEMENTS--PARENT COMPANY ONLY

    The following presents the condensed Balance Sheets as of December 31, 1996 and 1995, and Statements of Income and Cash Flows for each of the three years ended December 31, 1996, for Beverly Bancorporation, Inc. (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
BALANCE SHEETS
Cash in non-interest-bearing deposits with subsidiaries.................  $     531  $     734
Interest-bearing deposits with subsidiaries.............................      6,546     --
Investment in subsidiaries..............................................     54,135     50,856
Other assets, net.......................................................      1,151      1,030
                                                                          ---------  ---------
    Total assets........................................................  $  62,363  $  52,620
                                                                          ---------  ---------
                                                                          ---------  ---------

Bank notes payable......................................................  $  --      $  11,000
Accrued interest, taxes and other liabilities...........................        417        659
Stockholders' equity....................................................     61,946     40,961
                                                                          ---------  ---------
    Total liabilities and stockholders' equity..........................  $  62,363  $  52,620
                                                                          ---------  ---------
                                                                          ---------  ---------

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 17--CONDENSED FINANCIAL STATEMENTS--PARENT COMPANY ONLY (CONTINUED)

                                                                                YEARS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
STATEMENTS OF INCOME
Income:
  Dividends from subsidiaries..............................................  $   3,976  $   4,000  $   3,424
  Interest and dividends...................................................        166        126         76
  Intercompany fees........................................................      3,462      3,770      3,478
                                                                             ---------  ---------  ---------
    Total income...........................................................      7,604      7,896      6,978

Expenses:
  Interest.................................................................        495         79        206
  Salaries and benefits....................................................      2,900      3,263      2,810
  Amortization of intangibles..............................................        211        320        464
  Other....................................................................      1,331      1,607      1,545
                                                                             ---------  ---------  ---------
    Total expenses.........................................................      4,937      5,269      5,025
                                                                             ---------  ---------  ---------
    Income before income taxes and equity in undistributed net income of
      subsidiaries.........................................................      2,667      2,627      1,953
Income tax benefit.........................................................        368        352        400
                                                                             ---------  ---------  ---------
    Income before equity in undistributed earnings of subsidiaries.........      3,035      2,979      2,353
Equity in undistributed net income of subsidiaries.........................      3,754      3,225      4,063
                                                                             ---------  ---------  ---------
    NET INCOME.............................................................  $   6,789  $   6,204  $   6,416
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

NOTE 17--CONDENSED FINANCIAL STATEMENTS--PARENT COMPANY ONLY (CONTINUED)

                                                                            YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                           1996        1995       1994
                                                                        ----------  ----------  ---------
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income..........................................................  $    6,789  $    6,204  $   6,416
  Adjustments to reconcile net income to net cash provided by operating activities
    Amortization of intangible assets.................................         211         320        464
    Provision for depreciation........................................          90         255        388
    Equity in undistributed net income of subsidiaries................      (3,754)     (3,225)    (4,063)
    (Increase) decrease in other assets...............................          80        (286)      (268)
    Increase (decrease) in accrued expense and other liabilities......        (242)         39        (65)
                                                                        ----------  ----------  ---------
        Net cash provided by operating activities.....................       3,174       3,307      2,872
Cash flows from investing activities:
  Investment in subsidiaries..........................................        (851)       (200)    --
                                                                        ----------  ----------  ---------
        Net cash used in investment activities........................        (851)       (200)    --
Cash flows from financing activities:
  Cash dividends......................................................        (970)       (887)      (870)
  Proceeds from issuance of stock.....................................      16,078         472        142
  Proceeds from notes payable.........................................      --          11,000     --
  Repayments of notes payable.........................................     (11,000)     (1,800)    (2,900)
  Repurchase of common stock..........................................      --         (11,457)    --
  Note receivable--officer stockholders--net..........................         (88)         29        240
                                                                        ----------  ----------  ---------
        Net cash provided by (used in) financing activities...........       4,020      (2,643)    (3,388)
                                                                        ----------  ----------  ---------
        NET INCREASE (DECREASE) IN CASH...............................       6,343         464       (516)
Cash, beginning of period.............................................         734         270        786
                                                                        ----------  ----------  ---------
Cash, end of period...................................................  $    7,077  $      734  $     270
                                                                        ----------  ----------  ---------
                                                                        ----------  ----------  ---------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Beverly Bancorporation, Inc.

    We have audited the consolidated balance sheets of Beverly Bancorporation, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Bancorporation, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                              GRANT THORNTON LLP

Chicago, Illinois
February 10, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and nominees for directors of the Company is included under the caption entitled "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

    For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information regarding executive compensation of the Company's directors and executive officers is included under the caption entitled "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is included under the caption entitled "Principal Holders of Common Stock" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is included under the caption entitled "Executive Compensation--Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

1. FINANCIAL STATEMENTS

    (a) Beverly Bancorporation, Inc. Financial Statements

    The Consolidated Financial Statements of the Company, together with the report thereon of Grant Thornton LLP, consisting of:

    Consolidated Balance Sheets--December 31, 1996 and 1995

    Consolidated Statements of Income--For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows--For the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Report of Independent Certified Public Accountants

    All schedules have been omitted either as inapplicable or because the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
---------  -----------------------------------------------------------------------------------------------------
3(a)       Certificate of Incorporation of the Registrant (1).
3(b)       By-Laws of the Registrant (1).
4(a)       Form of Common Stock certificate (1).
           Promissory Note by Beverly Bancorporation, Inc. to Harris Trust & Savings Bank dated December 22,
10(a)      1995 for $11,000,000. (1)
           Pledge and Security Agreement between Beverly Bancorporation, Inc. and Harris Trust & Savings Bank
10(b)      dated December 22, 1995. (1)
           Letter approving $500,000 revolving credit facility from Harris Trust & Savings Bank to Beverly
10(c)      Bancorporation, Inc. dated January 31, 1996. (1)
           Floating Rate Loan--Procedures letter between Beverly Bancorporation and Harris Trust & Savings Bank
10(d)      dated January 31, 1996. (1)
10(e)      Beverly Bancorporation, Inc. Stock Option Plan. (1)(2)
           Architecture service proposals from Archideas, Inc. to Beverly Bancorporation, Inc. and First
10(f)      National Bank of Wilmington dated February 5, 1996, February 8, 1996 and April 25, 1996. (1)
           Leases between Halsted Investment Group and Matteson-Richton Bank, as amended, relating to a facility
10(g)      in Homewood, Illinois. (1)
           Lease between Beverly Bank and LaSalle National Trust, as Trustee, relating to a facility in Orland
10(h)      Park, Illinois. (1)
           Lease between Beverly Bank and Floyd M. Phillips & Co., Inc., as Agent, relating to a facility in
10(i)      Tinley Park, Illinois.
21         Subsidiaries of the Registrant.
23         Consent of Grant Thornton LLP.
27         Financial Data Schedule.

------------------------

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (Registration No. 333-6651).

(2) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.

    (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                                BEVERLY BANCORPORATION, INC.

                                By:          /s/ ANTHONY R. PASQUINELLI
                                     -----------------------------------------
                                               Anthony R. Pasquinelli
                                         CHAIRMAN OF THE BOARD AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

          SIGNATURE                       TITLE
------------------------------  --------------------------

  /s/ ANTHONY R. PASQUINELLI
------------------------------  Chairman of the Board and
    Anthony R. Pasquinelli        Director

    /s/ JOHN D. VAN WINKLE
------------------------------  President, Chief Executive
      John D. Van Winkle          Officer and Director

                                Executive Vice President,
     /s/ JOHN T. O'NEILL          Chief Financial Officer
------------------------------    and Principal Accounting
       John T. O'Neill            Officer

    /s/ WILLIAM E. BRAZELY
------------------------------  Director
      William E. Brazely

     /s/ DAVID B. COLMAR
------------------------------  Director
       David B. Colmar

  /s/ CHRISTOPHER M. CRONIN
------------------------------  Director
    Christopher M. Cronin

    /s/ RICHARD I. POLANEK
------------------------------  Director
      Richard I. Polanek

    /s/ WILLIAM C. WADDELL
------------------------------  Director
      William C. Waddell

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBIT
---------  ------------------------------------------------------------------------------------------------
 3(a)      Certificate of Incorporation of the Registrant (1).

 3(b)      By-Laws of the Registrant (1).

 4(a)      Form of Common Stock certificate (1).

10(a)      Promissory Note by Beverly Bancorporation, Inc. to Harris Trust & Savings Bank dated December
             22, 1995 for $11,000,000. (1)

10(b)      Pledge and Security Agreement between Beverly Bancorporation, Inc. and Harris Trust & Savings
             Bank dated December 22, 1995.(1)

10(c)      Letter approving $500,000 revolving credit facility from Harris Trust & Savings Bank to Beverly
             Bancorporation, Inc. dated January 31, 1996.(1)

10(d)      Floating Rate Loan--Procedures letter between Beverly Bancorporation and Harris Trust & Savings
             Bank dated January 31, 1996.(1)

10(e)      Beverly Bancorporation, Inc. Stock Option Plan.(1)(2)

10(f)      Architecture service proposals from Archideas, Inc. to Beverly Bancorporation, Inc. and First
             National Bank of Wilmington dated February 5, 1996, February 8, 1996 and April 25, 1996.(1)

10(g)      Leases between Halsted Investment Group and Matteson-Richton Bank, as amended, relating to a facility in Homewood, Illinois.(1)

10(h)      Lease between Beverly Bank and LaSalle National Trust, as Trustee, relating to a facility in
             Orland Park, Illinois.(1)

10(i)      Lease between Beverly Bank and Floyd M. Phillips & Co., Inc., as Agent, relating to a facility in Tinley Park, Illinois.

21         Subsidiaries of the Registrant.

23         Consent of Grant Thornton LLP.

27         Financial Data Schedule.

------------------------

(1) Incorporated herein by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (Registration No. 333-6651).

(2) Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 601 of Regulation S-K.