Form 10-Q
period 1997-03-31
BEVERLY BANCORPORATION INC
filed 1997-05-14
CIK 11913

                                   FORM 10-Q

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                             or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ To _______________

Commission file number 0-4707

                         Beverly Bancorporation, Inc.
------------------------------------------------------------------------------
(Exact Name of registrant as specified in its charter)

         DELAWARE                                      36-4090152
         --------                                      ----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)


16345 South Harlem Avenue                                 60477
Tinley Park, Illinois                                  (Zip Code)
(Address of principal executive
offices)

Registrant's telephone number, including area code (708) 614-5073

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

As of April 30, 1997, 5,469,958 shares of the registrant's common stock were outstanding.

                          BEVERLY BANCORPORATION, INC.

                                      INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996                                                3

         Consolidated Statements of Income for the three-
         month periods ended March 31, 1997 and 1996                          4

         Consolidated Statements of Cash Flows for the three-
         month periods ended March 31, 1997 and 1996                          6

         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                   15

          PART I.  FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS

                  BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

ASSETS

                                                       March 31,   December 31,
                                                          1997        1996
                                                       ---------   ------------
Cash and due from banks                                 $24,143      $25,698
Funds sold                                               10,600        4,900
Investment securities:
  Available-for-sale, at fair value                     173,722      175,530
  Held-to-maturity, at amortized cost (fair value
   $29,719 and $30,703, respectively)                    29,955       30,797
Loans                                                   380,904      372,622
  Less allowance for possible loan losses                 3,977        4,020
                                                        -------      -------
     Net loans                                          376,927      368,602
Premises and equipment, net                              16,025       15,816
Accrued interest receivable                               5,077        4,848
Other real estate                                           261          350
Intangible assets, net                                      951        1,021
Other assets                                              3,356        2,482
                                                        -------      -------
    TOTAL ASSETS                                       $641,017     $630,044
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing                                     $486,767     $469,397
  Non-interest bearing                                   83,547       90,749
                                                       --------     --------
     Total deposits                                     570,314      560,146
Securities sold under agreements to repurchase, funds
  purchased, and other borrowings                         3,300        2,542
Accrued expenses and other liabilities                    4,641        5,410
                                                       --------     --------
    Total liabilities                                   578,255      568,098
                                                       --------     --------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
  1,000,000 shares; no shares issued and outstanding         --           --
  Common stock, par value $.01 per share; authorized
   8,000,000 shares; issued and outstanding, 5,209,584
   and 5,175,182, respectively                               52           52
  Additional paid-in capital                             27,725       27,292
  Retained earnings                                      37,832       36,607
  Net unrealized losses on available-for-sale
   securities                                            (1,049)        (207)
  Note receivable - officer stockholders                 (1,798)      (1,798)
                                                       --------     --------
Total stockholders' equity                               62,762       61,946
                                                       --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                   $641,017     $630,044
                                                       ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                  BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended
                                                                March 31
                                                        ----------------------
                                                          1997           1996
                                                        -------        -------
Interest Income:
  Interest and fees on loans                            $ 7,816        $ 6,710
  Interest on investment securities
     Taxable                                              2,584          2,848
     Tax exempt                                             473            336
      Funds  sold                                           142            359
                                                         ------         ------
  Total Interest Income                                  11,015         10,253

Interest Expense:
  Deposits                                                4,762          4,525
  Securities sold under agreement to repurchase,
    funds purchased, and other borrowings                    59             55
  Note payable                                               --            188
                                                        -------        -------

  Total Interest Expense                                  4,821          4,768
                                                        -------        -------

  Net Interest Income                                     6,194          5,485
Provision for loan losses                                     0             41
                                                        -------        -------

  Net Interest Income after Provision
    For Loan Losses                                       6,194          5,444

Other Income:
  Income from fiduciary activities                          530            497
  Service charges on deposit accounts                     1,017          1,105
  Net gains on sales of investment securities              372              0
  Mortgage origination and servicing fees                   105            195
  Other                                                     321            326
                                                        -------        -------

    Total Other Income                                    2,345          2,123
                                                        -------        -------

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended
                                                               March 31
                                                        ----------------------
                                                         1997           1996
                                                        ------         -------
Operating Expense:
Salaries and Employment Benefits                        $ 3,185        $ 2,755
Occupancy                                                   667            623
Equipment                                                   383            420
Marketing and promotion                                     233            203
Computer Systems & Services                                 296            242
Outside Services                                            222             30
Other                                                     1,357          1,204
                                                        ------         -------
Total Operating Expenses                                  6,343          5,477

  Income Before Income Taxes                              2,196          2,090

Income tax expense                                          642            647
                                                        ------         -------

  NET INCOME                                            $ 1,554        $ 1,443
                                                        ------         -------
                                                        ------         -------

Net income per share                                     $  .29         $  .35
                                                        ------         -------
                                                        ------         -------

Common and common equivalent shares                   5,389,416      4,085,912
                                                      ---------      ----------
                                                      ---------      ----------

The accompanying notes are an integral part of the consolidated financial statements.

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1997           1996
                                                        -------        --------
Cash Flows from Operating Activities:

Net Income                                               $1,554         $1,443
Adjustments to reconcile net income to net
   cash provided by operating activities
    Provision for credit losses                               -             41
    Provision for depreciation and amortization             385            459
    Investment security accretion and amortization net      282            188
    Deferred tax expense (benefit)                           51            294
    Amortization of intangible assets                        79             46
    Realized investment security gains, net                (372)             -
    Increase in accrued interest receivable                (229)          (607)
    Increase in other assets                               (391)           (54)
    Loans held for sale                                   1,537          1,900
    Decrease in accrued expense and other
       liabilities                                         (769)        (1,326)
                                                        -------        --------
    Net Cash Provided by Operating Activities             2,127          2,384
                                                        -------        --------

Cash Flows from Investment Activities:
Investment securities available-for-sale:
    Proceeds from sales or maturities of securities      24,239         13,305
    Purchase of securities                              (23,745)       (42,354)
Investment securities held-to-maturity:
    Proceeds from maturities and call of securities         870            701
    Purchase of securities                                    -           (300)
Net increase  in loans                                   (9,892)          (788)
Purchase of premises and equipment                         (603)          (474)
Proceeds from sale of other real estate and equipment       119              8
                                                        -------        --------
  Net Cash Used by Investment Activities                 (9,012)       (29,902)
                                                        -------        --------

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                          Three Months Ended
                                                                March 31
                                                        ----------------------
                                                         1997            1996
                                                        -------        -------
Cash Flows from Financing Activities:
Net increase in deposits                                $10,168        $17,321
Net increase (decrease) in securities sold under
  agreements to repurchase, funds purchased and
   other borrowings                                         758         (4,291)
Principal reductions on note payable                          -         (1,300)
Cash dividends                                             (329)          (198)
Proceeds from issuance of common stock                      433             88
Proceeds from notes receivable-officer stockholders           -             20
                                                        -------        -------
    Net Cash Provided by Financing Activities            11,030         11,640
                                                        -------        -------

    Increase (Decrease) in Cash and Cash Equivalents      4,145        (15,878)

Cash and Cash Equivalents at Beginning of year           30,598         52,710
                                                        -------        -------
    Cash and Cash Equivalents at End of Period          $34,743       $ 36,832
                                                        -------        -------
                                                        -------        -------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
    Interest                                         $    4,821       $  4,546
    Income taxes                                            200            121
Non-Cash Investing and Financing Activities:
    Unrealized gain (loss) on available-for-sale
    securities                                           (1,367)         2,627
Net change in loans transferred to other real estate         30              8
    Capital lease                                             -            601

The accompanying notes are an integral part of the consolidated financial statements.

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The year-end condensed balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and 10-K as of December 31, 1996.


NOTE 2.  NEW ACCOUNTING PRONOUNCEMENT

     The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $.30 and $.36, and diluted earnings per share of $.29 and $.35 for the quarters ended March 31, 1997 and 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis is a review of significant factors affecting the results of operations and the financial condition of the Company for the three month period ended March 31, 1997. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in this report.

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

    The Company was incorporated in Delaware on June 13, 1996 as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois corporation ("Beverly Illinois"). Beverly Illinois was organized in 1969 and owned all of the outstanding capital stock of the subsidiary banks and Beverly Trust Company. Pursuant to a reincorporation, on August 16, 1996, Beverly Illinois was merged with and into the Company and the Company is the surviving corporation.

    Subsequent to the reincorporation, the Company sold 1,150,000 shares of common stock at $15.00 per share in a public offering in the third quarter of 1996. In connection with the offering, the Company's common stock was listed on the NASDAQ National Market under the symbol BEVB. A portion of the proceeds of the offering was used to pay off the Company's $9 million debt. In September 1996, the Company completed the merger of its four subsidiary banks into one bank subsidiary and renamed the bank "Beverly National Bank."

    The net income of the Company was $1.6 million for the three months ended March 31, 1997, compared with net income of $1.4 million for the three months ended March 31, 1996. Earnings per share for the first quarter of 1997 was $.29, compared to $.35 per share for the first quarter of 1996. The reduction in earnings per share is attributed to the issuance of 1,150,000 additional shares in the company's initial public offering in August of 1996. The following table sets forth certain selected additional financial data of the Company.

                                                       Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
Balance Sheet Data
  Average assets                                     $ 632,719      $ 594,774
  Average total loans                                  373,746        308,629
  Average deposits                                     561,798        533,592
  Average equity                                        62,435         41,871

Per share data

  Net Income                                             $0.29          $0.35
  Book value end of period                               12.05          10.31

Selected Financial Ratios
  Return on average assets                                 .98%           .97%
  Return on average equity                                9.96%         13.93%
  Net interest margin (TE)                                4.38%          4.13%
  Net Charge offs (recoveries) to average total loans     0.01%         (0.12%)


RESULTS OF OPERATIONS
NET INTEREST INCOME

    Net interest income equals the difference between interest income earned on assets and the interest expense paid on liabilities. A comparison of the Company's net interest income, on a taxable-equivalent basis, follows:


                                       For the Three Months Ended
                         ------------------------------------------------------
                               March 31, 1997              March 31, 1996
                         ---------------------------  -------------------------
                          Average             Yield/  Average            Yield/
                          Balance   Interest  Rate    Balance   Interest  Rate
                         --------   -------- ------   -------   -------- ------
                                        (dollars in thousands)
Funds sold               $  11,092  $   142   5.13%   $  27,229  $   359  5.29%

Investment securities      205,581    3,317   6.45%     214,993    3,357  6.35%

Loans                      373,746    7,838   8.39%     308,629    6,743  8.74%
                         ---------  -------   ------    -------  -------  ------
  Total earning assets     590,419   11,297   7.66%     550,851   10,459  7.59%
                         ---------  -------   -----     -------  -------  ------


Interest bearing deposits  475,548    4,762   4.02%     448,950    4,525  4.04%

Notes payable                    0        0      0%      10,103      188  7.46%

Other interest bearing
  liabilities                3,687       59   6.42%       3,835       55  5.75%

  Total interest bearing
    liabilities            479,235    4,821   4.03%     462,888    4,768  4.13%
                         ---------  -------   -----     -------  -------  ------

  Margin (T/E)                       $6,476   4.38%               $5,691  4.13%
                                    -------   ------              ------  ------

    For the three months ended March 31, 1997, the Company's net interest income increased $795,000 or 14.0% to $6.5 million on a taxable-equivalent basis from $5.7 million in the first quarter of 1996. Interest on earning assets increased $838,000 million or 8.0% to $11.3 million in the first quarter of 1997 from the same period in 1996 due to the deposit and capital growth of the Company, an increase in the yield on investment securities, and an increase in loans outstanding (which provide higher yields than alternative investments). The Company's interest expense increased $53,000 or 1.1% to $4.8 million in the first quarter of 1997 from the same period in 1996. Interest on deposits increased $237,000 due to the growth in deposits while the interest expense on the notes payable was eliminated with the payoff of the note payable.

LOAN LOSS PROVISION

    The Company did not book a provision for loan losses in the first quarter of 1997, compared to a provision of $41,000 in the first quarter of 1996. The loan loss provisions have remained relatively low due to the Company's asset quality, its significant loan loss recoveries, and its relatively high concentration of low-risk residential real estate loans.


OTHER INCOME

    Other income increased $222,000 or 10.5% to $2.3 million in the first quarter of 1997, compared to $2.1 million in the first quarter of 1996, primarily due to $372,000 of gains on the sale of investment securities. Those gains were partially offset by a decrease in mortgage origination and servicing fees. This decrease resulted from a change in the mix of mortgages originated, with 62% of originations during the first quarter of 1997 being loans held in the Company's loan portfolio, which do not generate current income.


OPERATING EXPENSE

    Operating expenses increased $866,000 or 15.8% to $6,3 million for the three months ended March 31, 1997, compared to $5.5 million in the three months ended March 31, 1996. Salaries and Benefits increased $430,000 primarily as a result of severance arrangements of approximately $280,000. In addition the Company incurred $179,000 in temporary help costs, much of it related to the lingering aspects of the consolidation of its four banking charters in the latter part of 1996. Occupancy expense increased $44,000 due to the opening of the Company's Will-Cook branch late in the first quarter of 1996, as well as the remodeling of several other facilities. Equipment costs declined $37,000, computer systems and services increased $54,000 and outside services increased $192,000. These changes are due to the outsourcing of additional operational functions in the later portion of 1996. Other expenses increased $153,000 due to growth of the Company, some additional costs from outsourcing, and $30,000 paid for outplacement services.

FINANCIAL CONDITION

LOANS

    The following table summarizes the Company's loan portfolio at March 31, 1997 and December 31, 1996.

                                        March 31,          December 31,
                                          1997                1996
                                        -------------------------------
                                                 (in thousands)
Commercial and industrial               $ 55,108               $ 55,492
Residential real estate                  152,455                151,769
Home equity lines of credit               30,139                 29,379
Commercial real estate                    99,865                 93,734
Other consumer                            43,337                 42,248
                                        --------               --------
  Total loans                            380,904                372,622
Allowance for loan losses                 (3,977)               ( 4,020)
                                        --------               --------
   Net loans                            $376,927               $368,602
                                        --------               --------
                                        --------               --------

    The Company's loan portfolio has increased $8.3 million or 2.2% since December 31, 1996. Commercial Real Estate loans increased $6.1 million in the first quarter of 1997 due to the timing of several large closings and the Company's emphasis on collateralized loans to businesses. Home Equity loans increased $.8 million with a new promotion beginning in the first quarter of
1997.   Residential real estate loans increased $.7 million since December 31,
1996. These loans are exclusively ARM and balloon loans, as the Company does not retain long-term, fixed-rate loans in its loan portfolio.

NON-PERFORMING LOANS

    The following table sets forth information on the Company's non-performing loans and other real estate as of March 31, 1997 and December 31, 1996.

                                             March 31,       December 31,
                                               1997             1996
                                            -----------------------------
                                                (dollars in thousands)
Nonaccrual loans                            $1,954                $1,197
Other loans 90 days past due                   311                   508
Other real estate                              261                   350
                                            ------                ------
  Total nonperforming assets                $2,526                $2,055
                                            ------                ------
                                            ------                ------
Nonaccrual and other loans 90
 days past due to total loans                 .59%                  .46%
Nonperforming assets to total
 loans plus other real estate                 .66%                  .55%
Nonperforming assets to total
 assets                                       .39%                  .33%

DEPOSITS

    Total deposits were $570.3 million as of March 31, 1997, an increase of $10.2 million from December 31, 1996. This growth was primarily in certificates of deposit due to short-term promotional certificates offered in connection with the renovation of the Lockport branch.


COMMON STOCK

    ON MARCH 31, 1997, THE BOARD OF DIRECTORS OF BEVERLY BANCORPORATION DECLARED A 5% STOCK DIVIDEND TO SHAREHOLDERS OF RECORD APRIL 1, 1997. THE STOCK DIVIDEND WAS PAID ON APRIL 14, 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

    This quarterly report contains forward looking statements. Forward looking statements made by or on behalf of the Company are subject to risks and uncertainties, including but not limited to the following: changes in interest rates and other economic conditions could have an adverse impact on the Company; there is no assurance as to the sufficiency of the Company's allowance for loan losses; current and future government regulation could have an adverse impact on the Company; and the financial services business is extremely competitive with a number of competitors being substantially larger than the Company. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFOMRATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 27   Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 1997.

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BEVERLY BANCORPORATION, INC.
                             (Registrant)




                             /s/ John Van Winkle
Date:    May 12, 1997        --------------------------------
                             John Van Winkle
                             President, Chief Executive Officer and
                             Director




Date:    May 12, 1997        /s/ John T. O'Neill
                             --------------------------------
                             John T. O'Neill
                             Executive Vice President
                              Chief Financial Officer