Form 10-Q
period 1997-06-30
BEVERLY BANCORPORATION INC
filed 1997-08-11
CIK 11913

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                          or

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________________

Commission file number 0-4707
                       ------

                         Beverly Bancorporation, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                       36-4090152
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No. )


       16345 South Harlem Avenue                                 60477
         Tinley Park, Illinois                                 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (708) 614-5073
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X         NO
   -----          -----

As of July 31, 1997, 5,473,431 shares of the registrants common stock were outstanding.

                         BEVERLY BANCORPORATION, INC.

                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at June 30, 1997 and December 31, 1996        3

Consolidated Statements of Income for the three-month and
six-month periods ended June 30, 1997 and 1996                            4

Consolidated Statements of Cash Flows for the six-month periods
ended June 30, 1997 and 1996                                              6

Notes to Condensed Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9


PART II  OTHER INFORMATION

Item 4. Submission of Matters To A Vote of Security Holders              16

Item 6. Exhibits and reports on Form 8-K                                 16

Signatures                                                               17
----------

PART I. FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)

                                    ASSETS

                                                                            June 30,     December 31,
                                                                              1997           1996
                                                                            --------     ------------
Cash and due from banks                                                     $ 23,680       $ 25,698
Funds sold                                                                        --          4,900
Investment securities:
  Available-for-sale, at fair value                                          172,425        175,530
  Held-to-maturity, at amortized cost (fair value $29,736 and $30,703,
    respectively)                                                             29,817         30,797
Loans                                                                        400,947        372,622
  Less allowance for possible loan losses                                      3,847          4,020
                                                                            --------       --------
    Net loans                                                                397,100        368,602
Premises and equipment, net                                                   16,428         15,816
Accrued interest receivable                                                    4,924          4,848
Other real estate                                                                250            350
Intangible assets, net                                                           881          1,021
Other assets                                                                   3,375          2,482
                                                                            --------       --------
       TOTAL ASSETS                                                         $648,880       $630,044
                                                                            ========       ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                                                          $479,581       $469,397
  Non-interest bearing                                                        91,117         90,749
                                                                            --------       --------
       Total deposits                                                        570,698        560,146
Securities sold under agreements to repurchase, funds purchased,
  and other short-term borrowings                                              9,290          2,542
Accrued expenses and other liabilities                                         3,984          5,410
                                                                            --------       --------
        TOTAL LIABILITIES                                                    583,972        568,098

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized 1,000,000 shares;
    no shares issued and outstanding                                               -              -
  Common stock, par value $.01 per share; authorized 8,000,000 shares;
     issued and outstanding 5,473,431 and 5,175,182                               55             52
  Additional paid-in capital                                                  32,762         27,292
  Retained earnings                                                           34,203         36,607
  Net unrealized (losses) on available-for-sale securities                      (314)          (207)
  Note receivable - officer stockholders                                      (1,798)        (1,798)
                                                                            --------       --------
        TOTAL STOCKHOLDERS' EQUITY                                            64,908         61,946
                                                                            --------       --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $648,880       $630,044
                                                                            ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                      ------------------       ----------------
                                                       1997       1996          1997      1996
                                                       ----       ----          ----      ----
INTEREST INCOME:
  Interest and fees on loans                          $ 8,301    $ 6,821       $16,117   $13,531
  Interest on investment securities:
     Taxable                                            2,543      3,135         5,127     5,983
     Tax-exempt                                           509        465           982       801
  Funds sold                                               33        104           175       463
                                                      -------    -------       -------   -------
       Total Interest Income                           11,386     10,525        22,401    20,778
                                                      -------    -------       -------   -------
INTEREST EXPENSE:
  Deposits                                              4,853      4,613         9,615     9,138
  Securities sold under agreements to
    repurchase, funds purchased, and
    other short-term borrowings                           139         87           198       142
  Note payable                                              -        181             -       369
                                                      -------    -------       -------   -------
    Total Interest Expense                              4,992      4,881         9,813     9,649
                                                      -------    -------       -------   -------
     Net Interest Income                                6,394      5,644        12,588    11,129
PROVISION FOR LOAN LOSSES                                   -         34             -        75
                                                      -------    -------       -------   -------
     Net interest income after provision
       for loan losses                                  6,394      5,610        12,588    11,054
                                                      -------    -------       -------   -------
OTHER INCOME:
  Income from fiduciary activities                        556        501         1,086       998
  Service charges on deposit accounts                     960      1,067         1,977     2,172
  Net gains on sales of investment
    securities                                              5         35           377        35
  Gains on sales of mortgage servicing
    rights                                                283          -           283         -
  Gains on sales of other real estate owned               140          -           140         -
  Mortgage origination and servicing fees                 103        117           208       312
  Other                                                   420        306           741       632
                                                      -------    -------       -------   -------
     Total Other Income                                 2,467      2,026         4,812     4,149
                                                      -------    -------       -------   -------

                                       4


OPERATING EXPENSES:
  Salaries and employee benefits                        2,880      2,617         6,065     5,372
  Occupancy                                               641        565         1,308     1,188
  Equipment                                               407        377           790       797
  Marketing and promotion                                 287        224           520       427
  Computer systems and services                           323        273           619       515
  Outside services                                        190        120           412       150
  Other                                                 1,670      1,226         3,027     2,430
                                                      -------    -------       -------   -------
    Total Operating Expenses                            6,398      5,402        12,741    10,879
                                                      -------    -------       -------   -------
     INCOME BEFORE INCOME TAXES                         2,463      2,234         4,659     4,324

Income Tax Expense                                        749        670         1,391     1,317
                                                      -------    -------       -------   -------

     NET INCOME                                       $ 1,714    $ 1,564       $ 3,268   $ 3,007
                                                      =======    =======       =======   =======
Net Income Per Share                                  $  0.30    $  0.36       $  0.58   $  0.70
                                                      =======    =======       =======   =======
Common and Common Equivalent Shares                 5,683,156  4,309,886     5,670,175 4,293,509
                                                    =========  =========     ========= =========

The accompanying notes are an integral part of the consolidated financial statements.

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1997       1996
                                                                                     ----       ----
Net Income                                                                         $ 3,268    $ 3,007
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses                                                              -         75
Provision for depreciation and amortization                                            783        788
Investment security accretion and amortization net                                     606        391
Deferred tax expense                                                                  (125)      (258)
Amortization of intangible assets                                                      159        135
Realized investment security gains, net                                               (377)       (35)
Gains on sale of other real estate                                                    (140)         -
Gain on sale of loan servicing rights                                                 (283)         -
Increase in accrued interest receivable                                                (76)      (285)
Increase (decrease) in other assets                                                   (700)       346
Loans held for sale                                                                    627      1,033
Decrease in accrued expense and other liabilities                                   (1,426)      (677)
                                                                                   -------    -------
  Net Cash Provided by Operating Activities                                          2,316      4,520
                                                                                   -------    -------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment securities available-for-sale:
  Proceeds from sale or maturities of securities                                    37,397     39,404
  Purchase of securities                                                           (34,704)   (70,836)
Investment securities held-to-maturity:
  Proceeds from maturities and call of securities                                    1,739        890
  Purchase of securities                                                              (751)    (2,710)
Net increase in loans                                                              (29,070)   (13,379)
Purchase of premises and equipment                                                  (1,414)    (2,110)
Proceeds from sale of other real estate and equipment                                  185        148
Proceeds from sale of loan servicing rights                                            283          -
                                                                                   -------    -------
  Net Cash Used by Investment Activities                                           (26,335)   (48,593)
                                                                                   -------    -------

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   ------------------
                                                                                     1997       1996
                                                                                     ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                            10,552     26,661
Net increase in securities sold under agreements to repurchase,
funds purchased and other borrowings                                                 6,748         74
Principal reductions on note payable                                                     -     (2,000)
Cash dividends                                                                        (660)      (403)
Proceeds from issuance of common stock                                                 461        184
Proceeds from notes receivable - officer stockholders                                    -         30
                                                                                   -------    -------
Net Cash Provided by Financing Activities                                           17,101     24,546
                                                                                   -------    -------
  Increase (Decrease) in Cash and Cash Equivalents                                  (6,918)   (19,527)

Cash and Cash Equivalents at Beginning of Year                                      30,598     52,710
                                                                                   -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $23,680    $33,183
                                                                                   =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest                                                                         $ 9,668    $ 9,483
  Income Taxes                                                                       1,250      1,300
Non-Cash Investing and Financing Activities:
  Unrealized (loss) on available-for-sale securities                                  (175)    (5,125)
  Net change in loans transferred to other real estate                                 (55)       278
  Capital lease                                                                          -        601


The accompanying notes are an integral part of the consolidated financial statements

                 BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that maybe expected for the year ended December 31, 1997. The year end condensed balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and 10-K as of December 31, 1996.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENT

    The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro-forma effect of adopting the new standard would be basic earnings per share of $.31 and $.37, and diluted earnings per share of $.30 and $.36 for the three months ended June 30, 1997 and 1996. For the six months ended June 30, 1997 and 1996 the pro-forma effect of adopting the new standard would be basic earnings per share of $.60 and $.72 and diluted earnings per share of $.58 and $.70.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. There will be no effect on the Company's recognition or measurement of income or operations, but will require changes in the disclosure and reporting of the change in equity during a period from nonowner sources, such as unrealized gains (losses) on investment securities, Adoption of SFAS 130 is required for the fiscal year beginning January 1, 1998.

    In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in quarterly and annual financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating its operations to determine the applicability of the disclosure requirements to its financial statements. Adoption of SFAS 131 is required for the fiscal year beginning January 1, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis is a review of significant factors affecting the results of operations and the financial condition of the Company for the three and six month periods ended June 30, 1997. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in this report.

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

    The Company was incorporated in Delaware on June 13, 1996, as a wholly-owned subsidiary of Beverly Bancorporation, Inc., an Illinois Corporation ("Beverly Illinois"). Beverly Illinois was organized in 1969 and owned all of the outstanding capital stock of the subsidiary banks and Beverly Trust Company. Pursuant to a reincorporation, on August 16, 1996, Beverly Illinois was merged with and into the Company and the Company is the surviving corporation.

    Subsequent to the incorporation, the Company sold 1,150,000 shares of common stock at $15.00 per share in a public offering in the third quarter of 1996. In connection with the offering, the Company's common stock is listed on the NASDAQ National Market under the symbol BEVB. A portion of the proceeds of the offering was used to pay off the Company's $9 million debt. In September 1996, the Company completed the merger of its four subsidiary banks into one bank subsidiary and renamed the bank "Beverly National Bank".

    The net income of the Company was $1.7 million for the three months ended June 30, 1997, compared with net income of $1.6 million for the three months ended June 30, 1996. Earnings per share for the second quarter of 1997 was $.30. The net income of the Company was $3.3 million for the six months ended June 30, 1997, compared with net income of $3.0 million for the six months ended June 30, 1996. Earnings per share for the six months ended June 30, 1997 was $.58, compared to $.70 per share in the first six months of 1996. The reduction in earnings per share is attributed to the issuance of 1,150,000 additional shares in the Company's initial public offering in August of 1996. The following table sets forth certain selected additional financial data of the company.


                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                      ------------------       ----------------
                                                       1997       1996          1997      1996
                                                       ----       ----          ----      ----
                                                   (dollars in thousands except per share amounts)
 Balance sheet data
   Average assets                                    $641,274   $610,388      $636,997   $602,581
   Average total loans                                390,480    316,268       382,113    312,449
   Average deposits                                   565,716    549,134       563,757    541,362
   Average equity                                      63,469     40,849        62,979     41,360

 Per share data
   Net income                                        $   0.30   $   0.36      $   0.58   $   0.70
   Book value end of period                             11.85      10.19         11.85      10.19

 Selected financial ratios
   Return on average assets                              1.07%      1.02%         1.03%      1.00%
   Return on average equity                             10.80%     15.31%        10.38%     14.58%
   Net interest margin (TE)                              4.50%      4.23%         4.43%      4.18%
   Net charge-offs (recoveries)
    to average total loans                               0.03%      0.01%         0.05%    ( 0.11%)

RESULTS OF OPERATIONS
NET INTEREST INCOME

    Net interest income equals the difference between interest income earned on assets and the interest paid on liabilities. A comparison of the Company's net interest income, on taxable-equivalent basis, follows:


                                               For the Three Months Ended
                               -------------------------------------------------------------
                                      June 30, 1997                  June 30, 1996
                               ----------------------------    -----------------------------
                                Average              Yield/    Average                 Yield/
                                Balance   Interest    Rate     Balance     Interest     Rate
                                -------   --------   ------    -------     --------    ------
                                                   (dollars in thousands)
Funds sold                     $  2,470   $     33    5.36%    $  8,172    $    105    5.10%

Investment securities           204,964      3,315    6.47%     238,246       3,835    6.44%

Loans                           386,547      8,331    8.64%     312,322       6,853    8.73%
                               --------   --------    ----     --------    --------    ----
  Total earning assets          593,981     11,679    7.87%     558,740      10,793    7.70%
                               --------   --------    ----     --------    --------    ----

Interest bearing deposits       479,161      4,854    4.06%     461,988       4,617    3.96%

Note payable                          -          -       -        9,907         196    7.85%

Other interest bearing
  liabilities                     9,124        138    6.07%       5,735          68    4.70%
                               --------   --------    ----     --------    --------    ----
Total interest bearing
  liabilities                  $488,285      4,992    4.10%    $477,630       4,881    4.05%
                               --------   --------    ----     --------    --------    ----
Margin (T/E)                              $  6,687    4.50%                $  5,912    4.23%
                                          ========    ====                 ========    ====


                                                   For the Six Months Ended
                               -------------------------------------------------------------
                                      June 30, 1997                  June 30, 1996
                               ----------------------------    -----------------------------
                                Average              Yield/    Average                 Yield/
                                Balance   Interest    Rate     Balance     Interest     Rate
                                -------   --------   ------    -------     --------    ------
                                                   (dollars in thousands)
Funds sold                     $  6,781   $    175    5.20%    $ 17,701    $    463    5.25%

Investment securities           205,273      6,614    6.44%     227,190       7,197    6.34%

Loans                           378,140     16,176    8.60%     312,449      13,598    8.73%
                               --------   --------    ----     --------    --------    ----
  Total earning assets          590,194     22,965    7.81%     557,340      21,258    7.65%
                               --------   --------    ----     --------    --------    ----
Interest bearing deposits       477,354      9,606    4.06%     455,468       9,138    4.02%

Note payable                          -          -       -        9,678         369    7.65%

Other interest bearing
  liabilities                     6,405        194    6.11%       5,113         142    5.57%
                               --------   --------    ----     --------    --------    ----
Total interest bearing
  liabilities                  $483,759      9,800    4.09%    $470,259       9,649    4.11%
                               --------   --------    ----     --------    --------    ----
Margin (T/E)                              $ 13,165    4.46%                $ 11,609    4.18%
                                          ========    ====                 ========    ====

    For the three months ended June 30, 1997, the Company's net interest income increased $775,000 or 13.1% to $6.7 million on a taxable equivalent basis from $5.9 million in the second quarter of 1996.. Interest on earning assets increased $886,000 or 8.2% to $11.7 million in the second quarter of 1997 from $10.8 million in the same period in 1996 due to the investment of the deposit and capital growth of the Company, and an increase in loans outstanding (which provide higher yields than alternative investments). The Company's interest expense increased $111,000 or 2.3% to $5.0 million in the second quarter of 1997 from $4.9 million from the same period in 1996 due to growth in deposits, while the interest expense on the note payable was eliminated with the payoff of the note .

    For the six months ended June 30, 1997, the Company's net interest income increased $1.6 million or 13.4% to $13.2 million on a taxable equivalent basis from $11.6 million in the same period of 1996. Interest on earning assets increased $1.7 million or 8.0% to $23.0 million in the six months ended June 30, 1997 from $21.3 million in the same period in 1996, primarily due to growth in loans. Total interest expense increased $151,000 or 1.6% to $9.8 million in the six months ended June 30, 1997 from $9.6 million in the same period in 1996, due to growth in deposits which was partially offset by the elimination of the note payable.

LOAN LOSS PROVISION

    The Company has not booked a provision for loan losses in 1997, compared to $34,000 in the second quarter of 1996 and $75,000 for the six months ended June 30, 1996. The loan loss provisions have remained relatively low due to the Company's asset quality, its significant loan loss recoveries, and its relatively high concentration of generally low-risk residential real estate loans.

OTHER INCOME

    Other income increased $441,000 to $2.5 million in the second quarter of 1997, compared to $2.0 million in the second quarter of 1996, primarily due to a gain of $283,000 on the sale of servicing rights on $24.5 million of mortgages and a gain of $140,000 on the sale of other real estate. Service charges on deposit accounts declined $107,000 from the second quarter of 1996. Other income increased $114,000 in the second quarter to $420,000 from $306,000 in the second quarter of 1996 primarily due to the initiation of ATM surcharges in late 1996.

    For the six months ended June 30, 1997, other income increased $663,000 to $4.8 million from $4.1 million for the six months ended June 30, 1996, primarily due to gains on the sales of service rights, other real estate and investment securities. Fiduciary income also increased $88,000 to $1.1 million for the six months ended June 30, 1997.

OPERATING EXPENSE

    Operating expenses increased $996,000 or 18.4% to $6.4 million for the three months ended June 30, 1997, compared to $5.4 million in the three months ended June 30, 1996. Salaries and Benefits increased $263,000 or 10.0% to $2.9 million. Occupancy expense increased $76,000 due to the remodeling of several of the Company's branches. Other expenses increased $444,000 due to increases in audit expense, correspondent services, telephone expense and operational charge-offs.

    For the six months ended June 30, 1997, operating expenses increased
$1.9 million or 17.1% to $12.7 million, compared to $10.9 million in the six months ended June 30, 1996. Salaries and Benefits increased $693,000 which included certain severance arrangements totaling $280,000. Occupancy expense increased $120,000 due to the remodeling of certain of the facilities, and the opening of the Company's Will-Cook branch in February of 1996. Computer systems and service increased $104,000 due to additional services obtained from the Company's outside service provider. Outside services increased $262,000 due to the outsourcing of additional operational functions in the later portion of 1996 and the cost of additional in-house MIS support. Other expense increased $597,000 due to increases in audit, telephone, corespondent service, and operational losses.

FINANCIAL CONDITION

LOANS

    The following table summarizes the Company's loan portfolio at June 30, 1997 and December 31, 1996


                                  June 30,           December 31,
                                     1997                  1996
                                 --------------------------------
                                         (in thousands)
Commercial and industrial        $  54,160             $ 55,492
Residential real estate            158,803              151,769
Home equity lines of credit         33,798               29,379
Commercial real estate             108,295               93,734
Other consumer                      45,891               42,248
                                  --------             --------
  Total loans                      400,947              372,622
Allowance for loan loss             (3,847)              (4,020)
                                  --------             --------
   Net loans                      $397,100             $368,602
                                  ========             ========




    The Company's loan portfolio has increased $28.5 million or 7.7% since December 31, 1996. Commercial Real Estate Loans increased $14.6 million in 1997 due to the Company's emphasis on collateralized loans to businesses. Home Equity loans increased $4.4 million with a new promotion beginning in the first quarter of 1997. Residential Real Estate loans increased
$7.0 million since December 31, 1996. These loans are exclusively ARM and balloon loans, as the Company does not retain long-term, fixed-rate loans in its loan portfolio.

NON-PERFORMING LOANS

    The following table sets forth information on the Company's non-performing loans and other real estate as of June 30, 1997 and December 31,1996.

                                  June 30,           December 31,
                                     1997                  1996
                                 --------------------------------
                                         (in thousands)
Non-accrual loans                $  2,605              $  1,197
Other loans 90 days past due          357                   508
Other real estate                     250                   350
                                 --------              --------
  Total non-performing assets    $  3,212              $  2,055
                                 ========              ========
Nonaccrual and other loans
  90 days past due to
  total loans                         .74%                  .46%
Non-performing assets to
  total loans plus
  other real estate                   .80%                  .55%
Non-performing assets to total
   assets                             .50%                  .33%

    The Company's nonaccrual loans increased to $2.6 million at June 30, 1997 from December 31, 1996. The increased is largely attributed to one relationship on which the Company believes it is adequately collateralized.

DEPOSITS

    Total deposits were $570.7 million as of June 30, 1997, an increase of $10.6 million from December 31, 1996. This growth was primarily in certificates of deposit due to short-term promotional certificates offered in connection with the renovation of the Lockport branch. The Company has seen a slowing of its growth due to the maturity of some of its promotional certificates issued in 1996.

COMMON STOCK

    On March 11, 1997, the Board of Directors of the Company declared a
5% stock dividend to shareholders of record April 1,1997. The stock dividend was paid on April 14, 1997.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on May 20, 1997. The following directors were elected, having received the following votes:

    DIRECTOR                       VOTES FOR

    Anthony R. Pasquinelli         3,848,381
    John D. Van Winkle             3,848,581
    William E. Brazley             3,848,581
    David B. Colmar                3,848,581
    Christopher M. Cronin          3,848,581
    Richard I. Polanek             3,841,246
    William C. Waddell             3,848,581

    The stockholders also approved the Beverly Bancorporation, Inc. 1997 Long-Term Stock Incentive Plan by a vote of 3,630,428 shares in favor to 214,217 shares opposed to the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
         Exhibit 27     Financial Data Schedule

(b) Reports on Form 8-K
         No reports on Form 8-K were filed during the three-month period ended June 30, 1997

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BEVERLY BANCORPORATION, INC.
                                            (Registrant)




Date:  August 12, 1997            /s/ John D. VanWinkle
                                  --------------------------------------------
                                  John D. Van Winkle
                                  President, Chief Executive Officer
                                  and Director



Date:  August 12, 1997            /s/ John T. O'Neill
                                  --------------------------------------------
                                  John T. O'Neill
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer