Form 10-Q
period 1997-09-30
BEVERLY BANCORPORATION INC
filed 1997-11-13
CIK 11913

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                 or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________________

Commission file number 0-4707


                         BEVERLY BANCORPORATION, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    DELAWARE                          36-4090152
                    --------                          ----------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or                               Identification No. )
organization)

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

Yes   X         NO
    -----           -----
As of September 30, 1997, 5,487,322 shares of the registrants common stock were outstanding.

                             BEVERLY BANCORPORATION, INC.

                                        INDEX


PART 1.  FINANCIAL INFORMATION
                                                                 PAGE
                                                                 ----
Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 1997
and December 31, 1996                                               3

Consolidated Statements of Income for the three-month and
nine-month periods ended September 30, 1997 and 1996                4

Consolidated Statements of Cash Flows for the nine-month
periods ended September 30, 1997 and 1996                           6

Notes to Condensed Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                       9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                          17

PART I.        FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                SEPTEMBER  30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                                (AMOUNTS IN THOUSANDS)


ASSETS
                                                   September 30,   December 31,
                                                        1997          1996
                                                   -------------  -------------
Cash and due from banks                                  $29,606       $25,698
Funds sold                                                 1,900         4,900
                                                         -------       -------
    Cash and cash equivalents                             31,506        30,598
Investment securities:
  Available-for-sale, at fair value                      157,842       175,530
  Held-to-maturity, at amortized cost (fair
  value $28,476  and $30,703, respectively)               28,418        30,797
Loans                                                    405,642       372,622
  Less allowance for possible loan losses                  4,063         4,020
                                                        --------      --------
    Net loans                                            401,579       368,602
Premises and equipment, net                               17,075        15,816
Accrued interest receivable                                5,112         4,848
Other real estate                                            348           350
Intangible assets, net                                       811         1,021
Other assets                                               3,035         2,482
                                                        --------      --------
        TOTAL ASSETS                                    $645,726      $630,044
                                                        --------      --------
                                                        --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                                      $479,178      $469,397
  Non-interest bearing                                    92,531        90,749
                                                        --------      --------
       Total deposits                                    571,709       560,146
Securities sold under agreements to repurchase,
  funds purchased and other short-term borrowings          2,210         2,542
Accrued expenses and other liabilities                     4,827         5,410
                                                        --------      --------
     TOTAL LIABILITIES                                   578,746       568,098

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no shares issued
   and outstanding                                             -             -
  Common stock, par value $.01 per share;
   authorized 8,000,000 shares; issued and
    outstanding 5,487,322 and 5,175,182                       55            52
  Additional paid-in capital                              32,870        27,292
  Retained earnings                                       36,013        36,607
  Net unrealized gains(losses) on
    available-for-sale securities                            460          (207)
  Note receivable - officer stockholders                  (2,418)       (1,798)
                                                        --------      --------
     TOTAL STOCKHOLDERS' EQUITY                           66,980        61,946
                                                        --------      --------

        TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY     $645,726      $630,044
                                                        --------      --------
                                                        --------      --------

The accompanying notes are an integral part of the consolidated financial statements.

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             Three Months Ended         Nine Months Ended
                                               September 30,                September 30,
                                            --------------------       -------------------
                                            1997          1996          1997        1996
                                            ----          ----          ----        ----
Interest Income:
  Interest and fees on loans               $8,661         $7,378       $24,778    $20,909
  Interest on investment securities:
     Taxable                                2,359          2,958         7,486      8,941
     Tax-exempt                               541            537         1,523      1,338
  Funds sold                                   13             55           188        518
                                           ------         ------        ------     ------
       Total Interest Income               11,574         10,928        33,975     31,706
                                           ------         ------        ------     ------

Interest Expense:
  Deposits                                  4,896          4,736        14,511     13,874
  Securities sold under agreements to
    repurchase, funds purchased, and
    other short-term borrowings               121            105           319        247
  Note payable                                  -            126             -        495
                                           ------         ------        ------     ------

    Total Interest Expense                  5,017          4,967        14,830     14,616
                                           ------         ------        ------     ------

     Net Interest Income                    6,557          5,961        19,145     17,090

Provision for loan losses                     180             40           180        115
                                           ------         ------        ------     ------

     Net interest income after provision
       for loan losses                      6,377          5,921        18,965     16,975
                                           ------         ------        ------     ------
Other Income:
  Income from fiduciary activities            571            505         1,657      1,503
  Service charges on deposit accounts       1,036            987         3,013      3,159
  Net gains on sales of investment
    securities                                193              5           570         40
  Gains on sales of mortgage servicing
    rights                                    203              -           486          -
  Gains on sales of other real estate owned     -              -           140          -
  Mortgage origination and servicing fees     141             60           349        372
  Other                                       384            410         1,125      1,042
                                           ------         ------        ------     ------
     Total Other Income                     2,528          1,967         7,340      6,116
                                           ------         ------        ------     ------



Operating Expenses:
  Salaries and employee benefits            2,882          2,604         8,947      7,976
  Occupancy                                   668            608         1,976      1,796
  Equipment                                   493            406         1,283      1,203
  Marketing and promotion                     276            246           796        673
  Computer systems and services               234            327           853        820
  Outside services                            152            127           564        277
  Other                                     1,581          1,193         4,608      3,645
                                           ------         ------        ------     ------
    Total Operating Expenses                6,286          5,511        19,027     16,390
                                           ------         ------        ------     ------

     Income Before Income Taxes             2,619          2,377         7,278      6,701

Income Tax Expense                            809            697         2,200      2,014
                                           ------         ------        ------     ------


     NET INCOME                            $1,810         $1,680        $5,078     $4,687
                                           ------         ------        ------     ------
                                           ------         ------        ------     ------

Net Income Per Share                        $0.32        $  0.35         $0.89    $  1.05
                                           ------         ------        ------     ------
                                           ------         ------        ------     ------

Common and Common Equivalent Shares     5,684,782      4,831,726     5,673,820  4,474,080
                                        ---------      ---------     ---------  ---------
                                        ---------      ---------     ---------  ---------


The accompanying notes are an integral part of the consolidated financial statements.

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (AMOUNTS IN THOUSANDS)


                                                          Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1997         1996
                                                            ----         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $5,078        $4,687
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for credit losses                                  180           115
Provision for depreciation and amortization                1,224         1,209
Investment security accretion and amortization, net          908           519
Deferred tax expense                                         (29)         (259)
Amortization of intangible assets                            210           210
Realized investment security gains, net                     (570)          (40)
Gains on sale of other real estate                          (140)            -
Gain on sale of loan servicing rights                       (486)            -
(Increase) in accrued interest receivable                   (264)         (528)
(Increase) decrease in other assets                         (946)          531
Loans held for sale                                          768         1,464
Decrease in accrued expense and other liabilities           (583)         (939)
                                                         --------      --------
  Net Cash Provided by Operating Activities                5,350         6,969
                                                         --------      --------


CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment securities available-for-sale:
  Proceeds from sale or maturities of securities          54,367        53,421
  Purchase of securities                                 (35,918)      (77,551)
Investment securities held-to-maturity:
  Proceeds from maturities and call of  securities         3,120         1,557
  Purchase of securities                                    (751)       (2,710)
Net increase in loans                                    (33,963)      (42,552)
Purchase of premises and equipment                        (2,483)       (2,683)
Proceeds from sale of other real estate and equipment        180           148
Proceeds from sale of loan servicing rights                  486             -
                                                         --------      --------
  Net Cash Used by Investment Activities                 (14,962)      (70,370)
                                                         --------      --------

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (AMOUNTS IN THOUSANDS)



                                                                  Nine Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                   1997          1996
                                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                           $11,563       $30,256
Net (decrease) increase in securities sold under
  agreements to repurchase, funds purchased and
  other borrowings                                                    (332)        3,502
Principal reductions on note payable                                     -       (11,000)
Cash dividends paid                                                   (660)         (662)
Proceeds from issuance of common stock                                 569        15,818
Proceeds from notes receivable - officer stockholders                    -           267
Issuance of notes receivable - officer stockholders                   (620)         (385)
                                                                   -------       -------
   Net Cash Provided by Financing Activities                        10,520        37,796
                                                                   -------       -------
   Increase (Decrease) in Cash and Cash Equivalents                    908       (25,605)
Cash and Cash Equivalents at Beginning of Year                      30,598        52,710
                                                                   -------       -------
   Cash and Cash Equivalents at End of Period                      $31,506       $27,105
                                                                   -------       -------
                                                                   -------       -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
  Interest                                                         $14,394       $14,324
  Income Taxes                                                       1,850         2,000
Non-Cash Investing and Financing Activities:
  Unrealized gains (losses) on available-for-sale securities         1,089        (3,909)
  Net change in loans transferred to other real estate                  42           382
  Capital lease                                                          -           601



The accompanying notes are an integral part of the consolidated financial statements.

                    BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)



NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that two weeks may be expected for the year ended December 31, 1997. The year end condensed balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and 10-K as of December 31, 1996.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro-forma effect of adopting the new standard would be basic earnings per share of $.33 and $.36, and diluted earnings per share of $.32 and $.35 for the three months ended September 30, 1997 and 1996. For the nine months ended September 30, 1997 and 1996 the pro-forma effect of adopting the new standard would be basic earnings per share of $.93 and $1.08 and diluted earnings per share of $.89 and $1.05.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. There will be no effect on the Company's recognition or measurement of income or operations, but will require changes in the disclosure and reporting of the change in equity during a period from nonowner sources, such as unrealized gains (losses) on investment securities. Adoption of SFAS 130 is required for the fiscal year beginning January 1, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is a review of significant factors affecting the results of operations and the financial condition of the Company for the three and nine month periods ended September 30, 1997. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in this report.

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

      The net income of the Company was $1.8 million for the three months ended September 30, 1997, compared with net income of $1.7 million for the three months ended September 30, 1996. Earnings per share for the third quarter of 1997 was $.32, compared to $.35 for the three months ended September 30, 1996. The net income of the Company was $5.1 million for the nine months ended September 30, 1997, compared with net income of $4.7 million for the nine months ended September 30, 1996. Earnings per share for the nine months ended September 30, 1997 was $.89, compared to $1.05 per share in the first nine months of 1996. The reduction in earnings per share is attributed to an increase of 1.15 million shares which were issued during the Company's initial public offering in August 1996. The following table sets forth certain selected additional financial data of the Company:

                                 Three Months Ended         Nine Months Ended
                                     September 30,            September 30,
                                 -------------------      --------------------
                                 1997         1996        1997          1996
                                 ----         ----        ----          ----
                               (dollars in thousands except per share amounts)
  Balance sheet data
   Average assets              $642,215     $625,250    $638,736      $610,137
   Average total loans          396,197      341,329     384,159       322,068
   Average deposits             564,530      558,568     564,014       547,097
   Average equity                65,852       47,770      63,807        43,486

 Per share data
   Net income                   $  0.32      $  0.35       $0.89       $  1.05
   Book value, end of period      12.21        11.32       12.21         11.32

 Selected financial ratios
   Return on average assets        1.12%        1.07%       1.06%         1.02%
   Return on average equity       10.90%       14.07%      10.64%        14.37%
   Net interest margin (T/E)       4.60%        4.33%       4.54%         4.26%
  Net charge-offs (recoveries)
    to average total loans        (0.01)%       0.01%       0.04%        (0.10)%

RESULTS OF OPERATIONS
Net Interest Income

      Net interest income equals the difference between interest income earned on assets and the interest paid on liabilities. A comparison of the Company's net interest income, on a taxable-equivalent (T/E) basis, follows:


                                                    For the Three Months Ended
                            ----------------------------------------------------------------------------------
                                      September 30, 1997                            September 30, 1996
                            ---------------------------------------      -------------------------------------
                            Average                         Yield/       Average                         Yield/
                            Balance         Interest         Rate        Balance         Interest         Rate
                            -------         --------        ------       --------        --------       -------
                                                          (dollars in thousands)

Funds sold                  $    991        $    13          5.20%       $  4,060        $    55          5.37%
Investment securities        196,311          3,179          6.48%        232,092          3,764          6.43%
Loans                        396,197          8,658          8.69%        337,392          7,408          8.71%
                            --------        -------          ------      --------        -------         ------
  Total earning assets       593,499         11,850          7.96%        573,544         11,227          7.77%
                            --------        -------          ------      --------        -------         ------

Interest bearing deposits    477,457          4,896          4.07%        470,137          4,736          4.00%
Note payable                       -              -              -          7,256            126          6.89%
Other interest bearing
    liabilities                7,420            121          6.47%          6,841            105          6.09%
                            --------        -------          ------      --------        -------         ------
Total interest bearing
    liabilities             $484,877          5,017          4.11%       $484,234          4,967          4.07%
                            --------        -------          ------      --------        -------         ------
Net Interest Margin
  (T/E)                                    $  6,833          4.60%                      $  6,260          4.33%
                                           --------        -------                       -------         ------
                                           --------        -------                       -------         ------


                                                                  For the Nine Months Ended
                                    ----------------------------------------------------------------------------------
                                           September 30, 1997                            September 30, 1996
                                    ---------------------------------------      -------------------------------------
                                    Average                         Yield/       Average                         Yield/
                                    Balance         Interest         Rate        Balance         Interest         Rate
                                    -------         --------        ------       --------        --------       -------
                                                                    (dollars in thousands)


Funds sold                          $  5,457       $    188          4.61%      $  13,154        $   518          5.27%
Investment securities                202,285          9,794          6.46%        228,443         10,947          6.41%
Loans                                384,159         24,779          8.69%        318,147         21,003          8.83%
                                    --------        -------        ------        --------        -------         ------
  Total earning assets               591,901         34,761          7.89%        559,744         32,468          7.76%
                                    --------        -------        ------        --------        -------         ------

Interest bearing deposits            477,388         14,511          4.06%        460,358         13,874          4.03%
Note payable                               -              -              -          9,089            495          7.28%
Other interest bearing
   liabilities                         6,744            319          6.32%          5,470            247          6.04%
                                    --------        -------        ------        --------        -------         ------

Total interest bearing
   liabilities                      $484,132         14,830          4.10%       $474,917         14,616          4.11%
                                    --------        -------        ------        --------        -------         ------

Net Interest Margin (T/E)                           $19,931          4.54%                       $17,852          4.26%
                                                    -------        ------                        -------         ------
                                                    -------        ------                        -------         ------



   For the three months ended September 30, 1997, the net interest income increased $573,000 or 9.2% to $6.8 million on a taxable equivalent basis from $6.3 million in the third quarter of 1996. Interest on earning assets increased $623,000 or 5.6% to $11.9 million in the third quarter of 1997 from $11.2 million in the third quarter of 1996 due primarily to the increase in loans outstanding and a favorable change in the earning asset composition by reducing lower yielding investment securities. Interest expense increased $50,000 or 1.0% to $5.0 million in the third quarter of 1997 from $4.9 million for the same period in 1996 due to growth in interest bearing deposits. Interest expense on the note payable was eliminated with the payoff of the note in 1996.

    For the nine months ended September 30, 1997, net interest income increased $2.1 million or 11.6% to $19.9 million on a taxable equivalent basis from $17.8 million in the same period of 1996. Interest on earning assets increased $2.3 million or 7.1% to $34.8 million for the nine months ended September 30, 1997 from $32.5 million for the same period in 1996, primarily due to growth in loans and a favorable change in the composition of earning assets. Total interest expense increased $214,000 or 1.5% to $14.8 million for the nine months ended September 30, 1997 from $14.6 million for the same period in 1996, due to growth in deposits which was partially offset by the elimination of the note payable.

LOAN LOSS PROVISION

    The Company provided $180,000 for loan losses in the third quarter of 1997 compared to $40,000 in the same period in 1996. For the nine months ended September 30, 1997, $180,000 was provided for loan losses compared to $115,000 for the same period in 1996. Loan loss provisions have remained relatively low due to the Company's strong asset quality position, significant loan loss recoveries, and a relatively high concentration in generally low-risk residential real estate loans.

OTHER INCOME

    Other income increased by $561,000 to $2.5 million in the third quarter of 1997, compared to $2.0 million in the third quarter of 1996, primarily due to gains of $203,000 on the sale of mortgage servicing rights and $193,000 in net gains on sales of investment securities. Additionally, income increased from fiduciary activities by $66,000, service-charges on deposit accounts by $49,000 and mortgage origination fees by $81,000, while other income decreased by $26,000.

    For the nine months ended September 30, 1997, other income increased by $1,224,000 to $7.3 million from $6.1 million for the nine months ended September 30, 1996, primarily due to gains of $486,000 on the sales of mortgage servicing rights, $140,000 from the sale of other real estate and $570,000 from the sale of investment securities. Fiduciary income increased by $154,000, or 10%, to $1.7 million for the nine months ended September 30, 1997 compared to $1.5 million for the nine months ended September 30, 1996.

OPERATING EXPENSES

    For the three months-ended September 30, 1997, operating expenses increased by $775,000 or 14.1% to $6.3 million, compared to $5.5 million for the three months ended September 30, 1996. Salaries and benefits increased $278,000 or 10.7% to $2.9 million due to higher staffing levels and higher payroll costs. Occupancy expense increased by $60,000 or 9.9% to $668,000 due to the remodeling of several of the Company's branches. Other expenses increased by $388,000 or 32.5% to $1.6 million due to increased audit expense, professional services, telephone expense and guard service.

    For the nine months-ended September 30, 1997, operating expenses increased $2.6 million or 16.1% to $19.0 million, compared to $16.4 million in the nine months ended September 30, 1996. Salaries and benefits increased $971,000 due to higher staffing levels, higher payroll costs and certain severance arrangements. Occupancy expense increased $180,000 due to the remodeling of certain branch facilities, and the opening of the Company's Will-Cook branch in February of 1996. Other expense increased $963,000 due to increases in audit expense, telephone expense, professional services and operational losses.

FINANCIAL CONDITION

LOANS

    The following table summarizes the Company's loan portfolio at September 30, 1997 and December 31, 1996:


                                        September 30,   December 31,
                                            1997            1996
                                       ------------------------------
                                           (dollars in thousands)

Commercial and industrial                 $  54,085      $  55,492
Residential real estate                     154,133        151,769
Home equity lines of credit                  36,965         29,379
Commercial real estate                      114,188         93,734
Other consumer                               46,271         42,248
                                       --------------  --------------
  Total loans                              $405,642       $372,622
Allowance for possible loan losses          ( 4,063)       ( 4,020)
                                       --------------  --------------
   Net loans                               $401,579       $368,602
                                       --------------  --------------
                                       --------------  --------------


    The Company's loan portfolio has increased $33.0 million or 8.9% since December 31, 1996. Commercial real estate loans increased $20.5 million in 1997 due to the Company's emphasis on collateralized loans to businesses. Home Equity loans increased $7.6 million with a new promotion beginning in the first quarter of 1997. Residential real estate loans increased
$2.4 million in 1997. The residential loans are composed primarily of adjustable rate mortgages and balloon loans, as the Company does not retain long-term, fixed-rate loans in its loan portfolio.

NON-PERFORMING LOANS

    The following table sets forth information on the Company's non-performing loans and other real estate as of September 30, 1997 and December 31, 1996:

                                                 September 30, December 31,
                                                    1997          1996
                                                ---------------------------
                                                  (dollars in thousands)
Non-accrual loans                                $  2,021      $  1,197
Other loans 90 days past due                          399           508
Other real estate                                     348           350
                                                -----------   -------------
     Total non-performing assets                 $  2,768      $  2,055
                                                -----------   -------------
                                                -----------   -------------
Nonaccrual and other loans 90 days
  past due to total loans                             .60%          .46%
Non-performing assets to total
   loans plus other real estate                       .68%          .55%
Non-performing assets to total assets                 .43%          .33%

    The Company's nonaccrual loans increased to $2.0 million at September 30, 1997 from $1.2 million at December 31, 1996. The increase is largely attributed to one loan which the Company believes to be adequately collateralized.


DEPOSITS

    Total deposits were $571.7 million as of September 30, 1997, an increase of $11.6 million from December 31, 1996. This growth was primarily in certificates of deposit. The Company has seen a slowing of its growth in 1997 due to an aggregate $2.7 million reduction in demand, savings, and money market accounts since December 31, 1996.


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

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits
                Exhibit 27     Financial Data Schedule

 (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the three month period ended September 30, 1997.

                                    SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BEVERLY BANCORPORATION, INC.
                                         (Registrant)




Date:                             /S/ JOHN D. VAN WINKLE
                                  ----------------------------------
                                  John D. Van Winkle
                                  President, Chief Executive Officer
                                  and Director



Date:                             /S/ JEFFREY M. VOSS
                                  ----------------------------------
                                  Jeffrey M. Voss
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BEVERLY BANCORPORATION, INC.
                                          (Registrant)




Date:
                                  ----------------------------------
                                  John D. Van Winkle
                                  President, Chief Executive Officer
                                  and Director



Date:
                                  ----------------------------------
                                  Jeffrey M. Voss
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer