Form 10-K
period 1997-12-31
BEVERLY BANCORPORATION INC
filed 1998-03-31
CIK 11913

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------
                                 FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 0-4707

                             --------------------

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

                             --------------------

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.01 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No    .
                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, computed by reference to the last reported price at which the stock was sold on such date, was $105,632,000.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 6, 1998 was 5,502,445.

Portions of the following documents    Part of this Form 10-K into which the
are incorporated by reference          document is incorporated by reference:
into this Form 10-K:

  Beverly Bancorporation, Inc.
  Proxy Statement for the 1998 Annual
    Meeting of Stockholders                            Part III

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

    The Bank is a community-oriented, full-service commercial bank, providing a full range of banking services to individuals, small-to-medium-sized businesses, and not-for-profit organizations. The Bank operates out of 13 full-service locations in downtown Chicago and the south and southwest parts of the Chicago metropolitan area, and mortgage origination offices located in Tinley Park and Naperville, Illinois. Through the Bank, the Company also operates a full-service insurance agency and a residential mortgage brokerage business and offers a broad range of annuities and mutual funds through a relationship with a securities firm. In 1996, the Bank formed a joint venture with a prominent realtor for the purpose of increasing its mortgage origination business. Beverly Trust provides a wide array of trust services for individuals and corporations. As of December 31, 1997, Beverly Trust managed $324 million in assets, primarily in the areas of personal living trusts and corporate employee benefit plans, and administered more than 2,900 land trusts.

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

    Prior to September 4, 1996, the Company conducted its banking business through four subsidiaries: Beverly Bank, Beverly Bank Matteson, Beverly Bank Lockport and First National Bank of Wilmington. These banks were chartered as Illinois state banks, with the exception of First National Bank of Wilmington, which was federally chartered. On September 4, 1996, the Company merged Beverly Bank, Beverly Bank Matteson and Beverly Bank Lockport with and into First National Bank of Wilmington. Pursuant to the merger, First National Bank of Wilmington was renamed Beverly National Bank and remains a nationally chartered bank. As a result of the merger, the operations of the banks have been consolidated and certain administrative costs of operating the banks have been reduced.

    Except where the context otherwise requires, when used herein the term "Company" refers to Beverly Bancorporation, Inc., a Delaware corporation, its predecessor and its subsidiaries.

RECENT DEVELOPMENTS

    On March 15, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement") with St. Paul Bancorp, Inc. ("St. Paul") pursuant to which St. Paul will acquire the Company in a tax-free stock-for-stock exchange (the "Merger"). Under the Agreement, each share of the Company's Common Stock outstanding at the time of the Merger will be converted into
1.063 shares of St. Paul common stock. The exchange ratio will not be adjusted for the 5% stock dividend payable by the Company on April 14, 1998. The Merger is subject to approval by the Company's shareholders, and St. Paul's shareholders must approve a proposal to increase the number of St. Paul's authorized shares and the issuance of the stock being offered as consideration in connection with the Merger. The Merger is subject to regulatory approvals and customary closing conditions.

    In connection with the Agreement, St. Paul and the Company entered into an Option Agreement (the "Option Agreement") pursuant to which the Company granted St. Paul an option, exercisable under certain circumstances, to purchase an aggregate of 1,100,488 newly issued shares of Common Stock of the Company at an exercise price of $22.92 per share.

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

        (ii) Commercial real estate loans. These are construction and development loans for acquisition, development, and construction of real estate which are secured by the real estate involved, and other loans secured by farmland, commercial real estate, multi-family residential properties, and other non-farm, nonresidential properties. Loans retained by the Company for its portfolio are short-term balloon loans and adjustable rate mortgages with initial fixed terms generally not exceeding five years.

       (iii) Residential real estate loans. These are loans made to finance residential units that will house from one to four families. While the Company originates both fixed and adjustable rate residential real estate loans, virtually all fixed-rate loans originated pursuant to Fannie Mae and FHLMC guidelines are sold in the secondary market with servicing released or servicing retained by the Company, when appropriate. In the normal course of business, the Company retains one-to-five year adjustable rate loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

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

TRUST ACTIVITIES

    Beverly Trust provides a wide array of trust services for individuals and corporations. As of December 31, 1997, Beverly Trust managed eighteen funds with an aggregate of $324 million in assets, primarily in the areas of personal living trusts and corporate employee benefit plans. Beverly Trust also administers more than 2,900 land trusts.

OTHER ACTIVITIES

    Through the Bank, the Company operates a full-service insurance agency and offers investment securities, including a broad range of annuities and mutual funds, through a relationship with a securities firm. The Bank also provides residential mortgage brokerage services. In 1996, the Bank formed a joint venture with a prominent realtor for the purpose of increasing its mortgage origination activities. The Company also services residential real estate loans originated through its mortgage activities. The servicing portfolio as of December 31, 1997 totaled $79 million of loans serviced for Fannie Mae, FHLMC and the Illinois Housing Development Authority.

MARKET

    The Company considers its primary market areas to be those areas immediately surrounding its offices. The Bank operates out of 13 full-service locations in downtown Chicago and the south and southwest parts of the Chicago metropolitan area, and mortgage origination offices located in Tinley Park and Naperville, Illinois. Accordingly, the Company's business extends throughout the Chicago metropolitan area, but is highly concentrated in the areas in which the Company's offices are located. The communities in which the Company's offices are located have a broad spectrum of demographic characteristics, including a number of densely populated areas as well as rural areas; some extremely high-income areas, as well as many middle-income areas and some low to moderate income areas; and encompass significant diversity in racial, ethnic and other characteristics.

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

EMPLOYEES

    As of December 31, 1997, the Company had 287 full-time employees and 75 part-time employees. Management considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

          NAME                         POSITION                           AGE
          ----                         --------                           ---
Anthony R. Pasquinelli       Chairman of the Board and Director           64
John D. Van Winkle           President, Chief Executive Officer and       52
                               Director
Charles E. Ofenloch          Executive Vice President, Manager of         56
                               Commercial Sales
Jeffrey M. Voss              Executive Vice President, Chief              40
                               Financial Officer
Ronald F. Stajkowski         Executive Vice President and Manager of      58
                               Beverly Trust
Thaddeus E. Witwicki         Executive Vice President, Operations and     53
                               Administrative Services

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

    Mr. Voss has been Executive Vice President, Chief Financial Officer of the Company since joining the Company in 1997. Prior to joining the Company, Mr. Voss was Senior Vice President, Chief Financial Officer of Banco Popular, Illinois (formerly Pioneer Bancorp., Inc.) since 1988.

    Mr. Stajkowski has been Executive Vice President of the Company since 1991. He has served as Manager of Beverly Trust since 1980, and has served in various capacities since joining the Company in 1969.

    Mr. Witwicki has been Executive Vice President, Operations and Administrative Services since joining the Company in 1996. Prior to joining the Company, Mr. Witwicki was a principal of a management consulting firm and the Chief Information Officer for Boulevard Bank.

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

    Notwithstanding applicable restrictions on both the acquisition of control of banks and companies engaged in permissible non-banking activities, a bank holding company may acquire, without the prior approval of the FRB, five percent or less of the outstanding shares of any class of voting securities of a company, assuming the investment does not otherwise result in control of such company. The BHCA prohibits bank holding companies, with certain exceptions, from acquiring direct or indirect ownership of more than five percent of the voting securities of any company that is not a bank or does not engage in specifically permitted activities such as those described in the preceding paragraph.

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

    As of December 31, 1997, the Company had Tier 1 and total risk-based capital ratios of 15.01% and 15.95%, respectively, and had a Tier 1 leverage ratio of 10.41%.

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

REGULATION OF THE BANK

    The Bank is a national banking association organized under the National Bank Act and is subject to regulation, supervision and examination by the OCC. The deposit accounts of the Bank are insured up to applicable limits by the FDIC's Bank Insurance Fund ("BIF"). Thus, the Bank also is subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered by and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the Bank must comply with the more stringent restrictions, prohibitions or requirements. The Bank's most recent regulatory examination was conducted by the OCC as of December 31, 1996.

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

    DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. FDICIA authorized the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system, under which each insured depository institution is placed into one of nine categories and assessed insurance premiums accordingly. Beginning with the first semi-annual assessment period of 1996, these premiums range from 0% to .27% of deposits included in an institution's "assessment base," depending upon its level of capital and evaluation of other supervisory factors. A bank's assessment base generally includes all of its demand, time and savings deposits, regardless of whether they are FDIC insured.

    Institutions classified as "well-capitalized" (see "--Regulation of the Bank--Capital Requirements") and part of a supervisory subgroup of financially sound institutions with a few minor weaknesses would pay the lowest premium while institutions that are "undercapitalized"
(see "--Regulation of the Bank--Capital Requirements") and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. In 1997, the Bank was assessed $69,000.

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

    CAPITAL REQUIREMENTS. The OCC regulations establish the same minimum Tier 1 and risk-based capital ratios and Tier 1 leverage ratios for national banks as are in place for bank holding companies. Under the OCC regulations, the Bank's capital ratios are computed in a manner substantially similar to the manner in which bank holding company capital ratios are determined. See "--Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries-- Capital Requirements." These capital requirements are minimum requirements and higher levels of capital will be required if warranted by the particular circumstances or risk profile of an individual bank.

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

    As of December 31, 1997, the Bank qualified as "well-capitalized," with a total risk-based capital ratio of 14.01%; a Tier 1 risk-based capital ratio of 13.07% and a leverage ratio of 9.06%.

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

    At December 31, 1997, the amount of retained earnings of the Bank available for dividends, while maintaining the Bank in a well-capitalized status, totaled approximately $17,770,000.

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

    The federal banking regulatory agencies will take into account the CRA ratings of institutions in connection with their consideration of applications filed by the institutions, including applications to establish branch offices or applications of depository institutions to convert to national bank charters. In addition, regulatory agencies will take CRA ratings of combining organizations into account in connection with acquisitions involving the change of control of a financial institution. Based on the institutions' records of performance, the appropriate agency may deny the application on CRA grounds or require corrective action as a condition of its approval. In 1997, the Bank's CRA rating was outstanding.

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

    The Bank maintains 13 full-service banking facilities in Chicago-Beverly, Chicago-Western Avenue, Blue Island, Orland Hills, Orland Park (Will-Cook), Oak Lawn, Matteson, Richton Park, Homewood, Lockport, Wilmington, Braidwood and Chicago-Loop, Illinois. The Bank also maintains business development offices in Chicago and Westmont, Illinois and mortgage origination offices in Naperville and Tinley Park, Illinois. The Bank occupies approximately 153,000 square feet at these locations. All of these facilities are owned by the Company, except the Blue Island, Orland Park, Chicago-Loop and Homewood banking facilities, the Chicago and Westmont business development offices and the Naperville mortgage origination office, which are leased.

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

                                                              High        Low
                                                            ---------  ---------
Fiscal Year 1996
  Third Quarter (beginning August 22, 1996)...............  $   16.50  $   15.00
  Fourth Quarter..........................................      18.25      15.75
Fiscal Year 1997
  First Quarter...........................................      20.88      17.75
  Second Quarter..........................................      21.50      19.00
  Third Quarter...........................................      21.50      19.25
  Fourth Quarter..........................................      25.38      20.13


    As of March 6, 1998, the Company had 372 holders of record of its Common Stock.

DIVIDENDS

    The Company has paid quarterly cash dividends on the Common Stock since June 1991. Since January 1, 1996, the Company has declared per share cash dividends with respect to its Common Stock as follows:

1997
  First Quarter................................  $   .0600
  Second Quarter...............................      .0600
  Third Quarter................................      .0600
  Fourth Quarter...............................      .0900
1996
  First Quarter................................      .0500
  Second Quarter...............................      .0500
  Third Quarter................................      .0500
  Fourth Quarter...............................      .0600

    The Company also declared a five percent stock dividend on the Common Stock in the first quarter of each year from 1993 to 1998. The information contained in this report gives effect to all stock dividends paid through the date hereof.

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                               Year Ended December 31,
                                                          --------------------------------------------------------------
                                                          1997        1996        1995          1994          1993
                                                          ----------  ----------  -----------  -------------  ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
    Total interest income...............................  $   45,621  $   42,896  $    39,970  $      35,206  $   33,468
    Total interest expense..............................      20,119      19,446       17,184         12,949      12,805
                                                          ----------  ----------  -----------  -------------  ----------
    Net interest income.................................      25,502      23,450       22,786         22,257      20,663
    Provision for loan losses...........................         360         155          159            311       1,299
    Other income........................................      10,185       8,802        7,949          8,197       9,820
    Operating expenses..................................      25,208      22,352       21,495         21,055      22,169
    Income before income tax expense....................      10,119       9,745        9,081          9,088       7,015
    Income tax expense..................................       3,118       2,956        2,877          2,672       2,143
    Cumulative effect of change in accounting
      principle.........................................      --          --          --            --               374
                                                          ----------  ----------  -----------  -------------  ----------
    Net income..........................................  $    7,001  $    6,789  $     6,204  $       6,416  $    5,246
                                                          ----------  ----------  -----------  -------------  ----------
                                                          ----------  ----------  -----------  -------------  ----------
Per Share Data(1):
    Income before cumulative effect of change in
      accounting principle.........................       $     1.23  $     1.43  $     1.20   $        1.28  $     1.00
    Net income..........................................        1.23        1.43         1.20           1.28        1.08
    Cash dividends declared.............................         .27         .21          .19            .18         .17
    Book value at end of period.........................       12.45       11.97        10.35           8.44        8.58
    Net tangible book value at end of period............       12.32       11.77        10.02           8.11        8.14
    Stock dividends declared............................        5.00%       5.00%        5.00%          5.00%       5.00%
Selected Financial Ratios:
    Return on average assets............................        1.08%       1.10%        1.09%          1.20%       1.03%
    Return on average equity............................       10.82       14.21        13.37          16.10       13.33
    Dividend payout ratios (dividends declared per share
      to net income per share)..........................       21.95       14.00        15.08          13.43       15.04
    Average equity to average assets....................       10.02        7.77         8.17           7.47        7.72
    Net interest margin (tax equivalent)................        4.46        4.31         4.49           4.66        4.52
    Allowance for loan losses to total loans at end of
      period............................................         .98        1.08         1.13           1.37        1.51
    Nonperforming loans to total loans at end of
      period............................................         .57         .46          .57            .82        1.05
    Net loans charged off (recoveries) to average
      loans.............................................         .05        (.10)         .21            .13         .70
    Tier 1 risk-based capital...........................       15.01       15.52        12.25          14.78       13.15
    Total risk-based capital............................       15.95       16.54        13.34          16.09       14.51
Selected Balance Sheet Data (at end of period):
    Total assets........................................  $  669,234  $  630,044  $   591,203   $    561,339   $ 519,635
    Total earning assets................................     623,679     583,849      539,842        505,307     477,196
    Loans...............................................     427,740     372,622      312,160        291,042     267,517
    Allowance for loan losses...........................       4,174       4,020        3,524          3,995       4,026
    Total deposits......................................     590,052     560,146      527,131        504,445     459,132
    Short-term borrowings...............................       3,334       2,542       17,292         11,414      13,346
    Total stockholders' equity..........................      68,419      61,946       40,961         40,808      40,055
    Net tangible book value.............................      67,677      60,925       39,660         39,202      38,017

------------------------

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income equals the difference between interest income earned on assets and the interest expense paid on liabilities and is a measure of how effectively management has balanced and allocated the Company's interest-rate-sensitive assets and liabilities. Net interest income on a tax-equivalent basis increased 8.9% to $26.7 million in 1997 from $24.5 million in 1996. Net interest income on a tax-equivalent basis increased 3.7% to $24.5 million in 1996 from $23.6 million in 1995.

    The following table sets forth the average balances, net interest income and expense and average yields and rates for the Company's interest earning assets and interest bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate.

                                                                For the Years Ended December 31,
                                     ----------------------------------------------------------------------------
                                                     1997                                   1996
                                     -------------------------------------  -------------------------------------
                                      Average                 Yield/Rate     Average                 Yield/Rate
                                      Balance    Interest         (%)        Balance    Interest         (%)
                                     ---------  -----------  -------------  ---------  -----------  -------------
                                                                     (Dollars in thousands)
Interest Earning Assets:
Investment securities(1):
Taxable............................  $ 156,591   $   9,629          6.15%   $ 189,214   $  11,733          6.20%
Tax-exempt (tax equivalent)........     40,701       3,068          7.54       36,641       2,767          7.55
                                     ---------  -----------                 ---------  -----------
Total investment securities........    197,292      12,697          6.44      225,855      14,500          6.42
                                     ---------  -----------                 ---------  -----------
Funds sold.........................      6,610         351          5.31       10,053         527          5.24
                                     ---------  -----------                 ---------  -----------
Loans(2):
Commercial and industrial..........     54,246       4,845          8.93       55,692       5,073          9.11
Residential real estate............    188,473      13,954          7.40      159,793      11,981          7.50
Commercial real estate.............    106,980       9,676          9.04       77,487       7,207          9.30
Other consumer.....................     45,274       4,829         10.67       39,537       4,329         10.95
Fees on loans......................     --             448          --          --            351
                                     ---------  -----------                 ---------  -----------
Total loans (tax equivalent).......    394,973      33,752          8.55      332,509      28,941          8.70
                                     ---------  -----------                 ---------  -----------
Total earning assets...............    598,875   $  46,800          7.81      568,417   $  43,968          7.74
                                                -----------                            -----------
                                                -----------                            -----------
Cash and due from banks............     23,049                                 26,045
Other assets.......................     21,231                                 20,154
                                     ---------
 Total assets....................... $ 643,155                              $ 614,616
                                     ---------                              ----------
                                     ---------                              ----------
Interest Bearing Liabilities:
Interest bearing deposits:
Interest bearing demand deposits...  $ 117,814    $  2,540          2.16    $ 113,618   $   2,493          2.19
Savings deposits...................    100,873       2,571          2.55      106,962       2,840          2.66
Time deposits......................    262,872      14,633          5.57      241,966      13,280          5.49
                                     ---------  -----------                 ---------  -----------
Total interest bearing deposits....    481,559      19,744          4.10      462,546      18,613          4.02
Short-term borrowings:
Secured borrowings, funds
  purchased, and treasury tax
  deposits.........................      5,878         375          6.38        5,604         338          6.03
Other bank borrowings..............     --          --            --            6,474         495          7.65
                                     ---------  -----------                 ---------  -----------
Total interest bearing
  liabilities......................    487,437    $ 20,119          4.13      474,624   $  19,446          4.10
                                                -----------         ----    ---------  -----------         ----
                                                -----------         ----    ---------  -----------         ----
Demand deposits....................     86,631                                 87,235
                                     ---------  -----------                 ---------  -----------
                                     ---------  -----------                 ---------  -----------
Other liabilities..................      4,398                                  4,977
Stockholders' equity...............     64,689                                 47,780
                                     ---------                              ---------
Total liabilities and stockholders'
  equity...........................  $ 643,155                              $ 614,616
                                     ---------                              ---------
                                     ---------                              ---------
Net interest income (tax
  equivalent)......................               $ 26,681                              $  24,522
                                                -----------                             -----------
                                                -----------                             -----------
Net interest margin(3).............                                 4.46                                   4.31
                                                                    ----                                   ----
                                                                    ----                                   ----
Interest bearing liabilities to
  interest earning assets..........      81.39%                                 83.50%
                                     ---------                              ---------
                                     ---------                              ---------

                                     -----------------------------------
                                                   1995
                                     -----------------------------------
                                      Average                Yield/Rate
                                      Balance   Interest        (%)
                                     ---------  ---------  -------------
Interest Earning Assets:
Investment securities(1):
Taxable............................  $ 184,703  $  11,168      6.05%
Tax-exempt (tax equivalent)........     26,271      2,048      7.80
                                     ---------  ---------      ----
Total investment securities........    210,974     13,216      6.26
                                     ---------  ---------      ----
Funds sold.........................      8,389        478      5.70
                                     ---------  ---------      ----
Loans(2):
Commercial and industrial..........     50,879      4,960      9.75
Residential real estate............    150,028     11,634      7.75
Commercial real estate.............     70,240      6,373      9.07
Other consumer.....................     36,050      3,818     10.59
Fees on loans......................                   341
                                     ---------  ---------
Total loans (tax equivalent).......    307,197     27,126      8.83
                                     ---------  ---------      ----
Total earning assets...............  $ 526,560 $   40,820      7.75
                                     ---------  ---------
                                     ---------  ---------
Cash and due from banks............     24,647
Other assets.......................     16,996
                                     ---------
Total assets.......................  $ 568,203
                                     ---------
                                     ---------
Interest Bearing Liabilities:
Interest bearing deposits:
Interest bearing demand deposits...  $ 108,487     $2,738     2.52
Savings deposits...................    108,656      3,072     2.83
Time deposits......................    203,874     10,916     5.35
                                     ---------     ------
Total interest bearing deposits....    421,017     16,726     3.97
Short-term borrowings:
Secured borrowings, funds
  purchased, and treasury tax
  deposits.........................      7,211        379     5.26
Other bank borrowings..............        781         79    10.12
                                     ---------      ------
Total interest bearing
  liabilities......................    429,009  $  17,184     4.01
                                                ---------    -----
                                                ---------    -----
Demand deposits....................     88,009
Other liabilities..................      4,783
Stockholders' equity...............     46,402
                                     ---------
Total liabilities and stockholders'
  equity...........................  $ 568,203
                                     ---------
                                     ---------
Net interest income (tax
  equivalent)......................             $  23,636
                                                ---------
                                                ---------
Net interest margin(3).............                           4.49
                                                             -----
                                                             -----
Interest bearing liabilities to
  interest earning assets..........      81.47%
                                     ---------
                                     ---------

------------------------

(1) Based on amortized cost.

(2) Nonaccrual loans are included in average balances.

(3) Net interest margin is net interest income divided by average total earning assets.

    Net interest income, on a tax-equivalent basis, was $26.7 million for the year ended December 31, 1997 and $24.5 million for the year ended December 31, 1996. Interest income on total earning assets increased $2.8 million in 1997 from 1996. Interest income on loans increased $4.8 million in 1997 from 1996 due to a $62.5 million increase in average loans outstanding while average loan rates decreased 15 basis points. Interest expense on interest-bearing liabilities increased $.7 million in 1997 from 1996 as a result of a $1.1 million increase in interest expense on deposits and a $.4 million decrease in interest expense from other borrowings. The increase in interest expense on deposits was due to a combination of a $19.0 million increase in average deposits and an increase in the average rate paid to 4.10% from 4.02%. The increase in the average rate on deposits is due to the increasing market rates experienced over the past year on time deposits and a high rate certificate of deposit promotion to introduce the Company's new downtown Chicago branch. The $.4 million decrease in interest expense on other borrowings in 1997 from 1996 is attributable to the borrowings incurred to finance the repurchase of 881,340 shares of the Company's stock in December 1995 and repaid in 1996. Net interest margin increased .15% to 4.46% in 1997 from 4.31% in 1996 as a result of the above factors.

    Net interest income, on a tax-equivalent basis, was $24.5 million for the year ended December 31, 1996 and $23.6 million for the year ended December 31, 1995. Interest income on total earning assets increased $3.1 million in 1996 from 1995. Interest income on loans increased $1.8 million in 1996 from 1995 due to a $25.3 million increase in average loans outstanding while average loan rates decreased slightly. Interest expense on interest-bearing liabilities increased $2.3 million in 1996 from 1995 as a result of a $1.9 million increase in interest expense on deposits and a $.4 million increase in interest expense from other borrowings. The increase in interest expense on deposits was due to a combination of $41.5 million increase in average deposits and an increase in the average rate paid to 4.02% from 3.97%. The increase in the average rate on deposits is due to the increasing market rates experienced throughout the year plus a high rate certificate of deposit promotion to introduce the Company's Will-Cook branch in February 1996. The $.4 million increase in interest expense on other borrowings in 1996 from 1995 is attributable to the above referenced borrowings used to repurchase Company common stock in December 1995.

    The changes in net interest income from period to period are reflective of changes in the rate environment, changes in the composition of assets and liabilities as to type and maturity (and the inherent rate differences related thereto), and volume changes. The Company's emphasis on commercial real estate loans which generally bear higher rates than other loan products has had a positive impact on the net interest income in 1997. Later sections of this discussion and analysis address the changes in maturity composition of loans and investments, and in the asset and liability repricing gaps associated with interest rate risk, all of which contribute to changes in net interest margin.

    The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average interest earning assets and average interest-bearing liabilities for the indicated periods on a tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial rate constant) and changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

                                                                                   For the Years Ended December 31,
                                                                   ----------------------------------------------------------------
                                                                        1997 Compared to 1996            1996 Compared to 1995
                                                                   -------------------------------  -------------------------------
                                                                            Change due to                    Change due to
                                                                   -------------------------------  -------------------------------
                                                                    Volume      Rate        Net      Volume      Rate        Net
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Interest Earned On:
  Investment securities:
    Taxable......................................................  $  (2,009) $     (95) $  (2,104) $     273  $     292  $     565
    Tax-exempt...................................................        305         (4)       301        808        (89)       719
  Funds sold.....................................................       (183)         7       (176)        95        (46)        49
  Total loans....................................................      5,312       (501)     4,811      2,263       (448)     1,815
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
  Total Interest Earned..........................................      3,425       (593)     2,832      3,439       (291)     3,148
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Interest Paid On:
  Interest bearing demand deposits...............................         84        (37)        47        129       (374)      (245)
  Savings deposits...............................................       (153)      (116)      (269)       (48)      (184)      (232)
  Time deposits..................................................      1,160        193      1,353      2,040        324      2,364
  Short-term borrowings:
    Secured borrowings, funds purchased, and treasury tax
      deposits...................................................         34          3         37        (84)        43        (41)
    Other borrowings.............................................       (495)    --           (495)       576       (160)       416
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Total Interest Paid..............................................        629         44        673      2,613       (351)     2,262
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
Net Interest Income..............................................  $   2,795  $    (636) $   2,159  $     826  $      60  $     886
                                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------  ---------

OTHER INCOME

    The Company's total other income for the year ended December 31, 1997 increased $1,383,000 to $10.2 million from $8.8 million for the year ended December 31, 1996. The Company's total other income increased $853,000 to $8.8 million in 1996 from $7.9 million in 1995. The following table sets forth the Company's other income for the indicated periods.

                                                                                      For the Years Ended December 31,
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                              (IN THOUSANDS)
Income from fiduciary activities....................................................  $   2,232  $   2,008  $   1,927
Service charges on deposit accounts.................................................      4,089      4,216      4,078
Net gains on sales of investment securities.........................................      1,165         75         49
Gains on sales of real estate owned.................................................        120        631         79
Gains on sale of servicing rights...................................................        499     --         --
Mortgage origination fees...........................................................        337        301        555
Securities sales commissions........................................................         99        259        132
Insurance activities................................................................        132        207        207
Loan servicing fees.................................................................        130        207        206
Other...............................................................................      1,382        898        716
                                                                                      ---------  ---------  ---------
      Total other income............................................................  $  10,185  $   8,802  $   7,949
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The increase in total other income for the year ended December 31, 1997 is attributed to an increase in net gains on the sale of investment securities of $1,090,000, gains on sale of mortgage servicing rights of $499,000, an increase in cash station fees of $459,000 and an increase of income from fiduciary activities of $224,000. These favorable variances were offset by lower gains from the sale of other real estate of $511,000, a decline in security sales commissions of $160,000 and a reduction of service charges on deposit accounts of $127,000. The $853,000 increase in 1996 from 1995 is primarily attributable to $631,000 in gains on the sale of real estate owned, a $138,000 increase in service charges on deposit accounts, additional commissions from securities sales of $127,000, and a $192,000 increase in other, primarily from cash station fees which offset a decrease of $254,000 in mortgage origination fees.

OPERATING EXPENSES

    The Company's total operating expenses increased $2.8 million to $25.2 million from $22.4 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The Company's total operating expenses increased $857,000 to $22.4 million in 1996 from $21.5 million in 1995. The following table sets forth the Company's operating expenses for the indicated periods.

                                                                                   For the Years Ended December 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Salaries and employee benefits...................................................  $  11,654  $  10,693  $  10,730
Occupancy........................................................................      2,691      2,451      2,151
Equipment........................................................................      1,786      1,444      1,847
FDIC insurance...................................................................         69          7        570
Marketing and promotion..........................................................      1,157        975        952
Computer system and services.....................................................      1,132      1,059        492
Supplies.........................................................................        601        796        724
Telephone........................................................................        567        395        333
Loan, legal and collection costs.................................................        257        368        257
Other real estate................................................................         38         16         53
Other............................................................................      5,256      4,148      3,386
                                                                                   ---------  ---------  ---------
Total operating expenses.........................................................  $  25,208  $  22,352  $  21,495
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The increase in total operating expenses for the year ended December 31, 1997 is primarily due to the following factors. Salaries and employee benefits increased $1.0 million in 1997 from 1996 due to additional staff and several severance packages. Occupancy expense increased $240,000 in 1997 from 1996 due to the addition of the Downtown Chicago branch, the addition of a new Blue Island branch and additional depreciation due to the remodeling of other facilities. Equipment expense increased $342,000 in 1997 from 1996 due to the purchase of additional equipment (including equipment for the new Downtown and Blue Island branches) and the leasing of automated teller machines. Marketing and promotion expense increased $182,000 in 1997 from 1996 due to increases in advertising expenditures. Computer system and services expense increased $73,000 in 1997 from 1996 due to the outsourcing of item processing at the end of 1995. Telephone expense increased $172,000 in 1997 from 1996 due to a telephone system change and expansion of services utilized. Supplies decreased $195,000 and loan, legal and collection costs decreased $111,000 in 1997 compared to 1996. Other expense increased $.9 million in 1997 from 1996 due to increases in audit fees, cash station processing costs, fees for correspondent services, consulting fees, guard service costs, telephone expenses, employee recruitment fees and general increases in other categories. The increase of $857,000 in total operating expenses in 1996 from 1995 is attributable to increases in occupancy expense, consulting fees and other operating expenses.

FEDERAL INCOME TAX

    The Company's consolidated income tax rate varies from statutory rates principally due to interest income from tax-exempt securities and loans. The Company recorded income tax expenses totaling $3.1 million in 1997, $3.0 million in 1996 and $2.9 million in 1995, reflecting changes in income and changes in tax exempt interest income.

FINANCIAL CONDITION

LOANS

    The Company's loan portfolio largely reflects the profile of the communities in which it operates. The following table sets forth the composition of the Company's loan portfolio as of the indicated dates.

                                                                              December 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (in thousands)
Commercial and industrial............................  $   55,309  $   55,492  $   50,258  $   50,339  $   51,162
Residential real estate..............................     155,542     151,769     119,153     110,045      80,172
Home equity lines of credit..........................      39,713      29,379      31,152      32,256      37,684
Commercial real estate...............................     130,414      93,734      74,199      64,789      56,774
Other consumer.......................................      46,762      42,248      37,398      33,613      41,725
                                                       ----------  ----------  ----------  ----------  ----------
Total loans..........................................     427,740     372,622     312,160     291,042     267,517
Allowance for loan losses............................      (4,174)     (4,020)     (3,524)     (3,995)     (4,026)
                                                       ----------  ----------  ----------  ----------  ----------
Net loans............................................  $  423,566  $  368,602  $  308,636  $  287,047  $  263,491
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

    Total loans increased $55.1 million to $427.7 million as of December 31, 1997 from December 31, 1996. This increase is primarily attributable to increases in commercial real estate loans and home equity lines of credit. Total loans increased $60.5 million to $372.6 million as of December 31, 1996 from $312.1 million as of December 31, 1995. This increase in total loans was principally due to increased commercial and residential real estate loans.

    Commercial and industrial loans decreased $.2 million to $55.3 million as of December 31, 1997 from $55.5 million as of December 31, 1996. Commercial and industrial loans increased $5.2 million to $55.5 million as of December 31, 1996 from $50.3 million as of December 31, 1995. The net increase in 1996 is attributable to purchases of short-term commercial leases aggregating $8.2 million.

    Residential real estate loans increased $3.8 million to $155.5 million as of December 31, 1997 from $151.7 million as of December 31, 1996 due to increased origination of adjustable rate mortgages. The Company originates fixed-rate residential loans for sale to the secondary market, while retaining the servicing rights on certain loans. See "Business--Services." As of December 31, 1996, residential real estate loans increased $32.6 million from December 31, 1995. As of December 31, 1997, residential real estate loans increased $75.4 million from December 31, 1993. The increase in this category since 1993 is due to the Company's mortgage origination operation and emphasis on residential real estate lending.

    Home equity lines of credit increased $10.3 million to $39.7 million as of December 31, 1997 from $29.3 million as of December 31, 1996. The increase in home equity lines of credit is attributable to a new streamlined distribution process and promotional pricing. As of December 31, 1996, home equity lines of credit decreased $1.7 million from December 31, 1995.

    Commercial real estate loans increased $36.7 million to $130.4 million as of December 31, 1997 from $93.7 million as of December 31, 1996. As of December 31, 1996, commercial real estate loans increased $19.5 million from December 31, 1995. As of December 31, 1997, commercial real estate loans increased $73.7 million from December 31, 1993. This increase in commercial real estate loans reflects the overall improvement in the commercial real estate market during this period.

    Other consumer loans increased $4.5 million to $46.7 million as of December 31, 1997 from $42.2 million as of December 31, 1996. As of December 31, 1996, other consumer loans increased $4.9 million from December 31, 1995. The Company's increases in other consumer loans is due primarily to re-entry into the indirect auto loan market. As of December 31, 1997, the Company's consumer loan portfolio included $17.9 million of indirect auto loans. These loans generally carry a slightly higher risk than direct loans because they are originated through auto dealers to individuals who do not have other banking relationships with the Company. However, the same underwriting criteria are applied to indirect auto loans as are applied to other consumer loans.

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

    The Company attempts to balance the types of loans in its portfolio with the objective of reducing risk. While the Company has a sizable portion of its loan portfolio secured by real estate in one form or another, a significant portion of such loans have adjustable or floating interest rates. The Company believes that its philosophy in extending credit is relatively conservative in nature, with a presumption that most credit should have both a primary and a secondary source of repayment, and that the primary source should generally be operating cash flows, while the secondary source should generally be disposition of collateral. The Company engages in very little unsecured lending, and generally requires personal guarantees of principals for business obligations. The Company practices a system of concurrence in the approval of commercial credit whereby the documented concurrence of a higher-ranking officer (or approval by the board or a board committee, where applicable) is obtained in addition to that of the recommending officer. This system is intended to assure that commercial credit is subjected to the independent objective review of at least two lending officers.

LOAN MATURITIES

    The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 1997.

                                                            Over 1 Year Through 5
                                                                    Years                    Over 5 Years
                                                          -------------------------  -------------------------
                                                                             (In thousands)
                                               One Year                  Floating                   Floating
                                                or Less   Fixed Rate       Rate      Fixed Rate       Rate        Total
                                               ---------  -----------  ------------  -----------  ------------  ----------
Commercial and industrial....................  $  23,527   $  17,580    $    5,390    $   5,548    $    3,264   $   55,309
Residential real estate......................      9,219       9,442           188        3,327       133,366      155,542
Home equity lines of credit..................      1,511          88        13,211           34        24,869       39,713
Commercial real estate.......................     23,631      35,220        10,431       10,444        50,688      130,414
Other consumer...............................      8,218      34,273            98        3,771           402       46,762
                                               ---------  -----------  ------------  -----------  ------------  ----------
Total........................................  $  66,106   $  96,603    $   29,318    $  23,124    $  212,589   $  427,740
                                               ---------  -----------  ------------  -----------  ------------  ----------
                                               ---------  -----------  ------------  -----------  ------------  ----------

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

    The following table sets forth information on the Company's non-performing loans and other assets as of the indicated dates.

                                                                                       December 31,
                                                                   -----------------------------------------------------
                                                                     1997       1996       1995       1994       1993
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                      (in thousands)
Nonaccrual loans.................................................  $   2,147  $   1,197  $   1,606  $   2,221  $   2,599
Other loans 90 days past due.....................................        300        508        177        167        227
Other real estate................................................         82        350        858      1,081      1,401
                                                                   ---------  ---------  ---------  ---------  ---------
 Total nonperforming assets......................................  $   2,529  $   2,055  $   2,641  $   3,469  $   4,227
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Nonaccrual and other loans 90 days past due to total loans.......        .57%       .46%       .57%       .82%      1.05%
Nonperforming assets to total loans plus other real estate.......        .59        .55        .84       1.19       1.57
Nonperforming assets to total assets.............................        .38        .33        .45        .62        .81


    For the year ended December 31, 1997, gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period was approximately $165,000. During the year ended December 31, 1997, the Company recognized no interest income on nonaccrual loans.

    Nonperforming assets have decreased in four of the last five years and constitute .38% of total assets as of December 31, 1997, down from .81% as of December 31, 1993. Management believes that the significant improvement in the level of nonperforming assets is due to the Company's conservative lending philosophy and increased collection efforts, along with improved economic conditions.

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

                                                                   For the Years Ended December 31,
                                                      ----------------------------------------------------------
                                                         1997        1996        1995        1994        1993
                                                      ----------  ----------  ----------  ----------  ----------
                                                                        (dollars in thousands)
Average total loans.................................  $  394,973  $  332,509  $  307,197  $  272,930  $  249,627
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Total loans at end of period........................  $  427,740  $  372,622  $  312,160  $  291,042  $  267,517
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Allowance at beginning of year......................  $    4,020  $    3,524  $    3,995  $    4,026  $    4,484
Charge offs:
 Commercial and industrial..........................          61          58         269         125         329
 Residential real estate............................          18          40         344          45         124
 Home equity lines of credit........................      --          --          --              43         180
 Commercial real estate.............................         161         135         200          28         309
 Other consumer.....................................         270         135         288         727       1,161
                                                      ----------  ----------  ----------  ----------  ----------
  Total charge-offs.................................         510         368       1,101         968       2,103
                                                      ----------  ----------  ----------  ----------  ----------
Recoveries:
 Commercial and industrial..........................      --              33          73         263          87
 Residential real estate............................      --               4          18          39           5
 Home equity lines of credit........................      --          --          --               1          12
 Commercial real estate.............................         161         491           7           2          33
 Other consumer.....................................         143         181         373         321         209
                                                      ----------  ----------  ----------  ----------  ----------
  Total recoveries..................................         304         709         471         626         346
                                                      ----------  ----------  ----------  ----------  ----------
Net charge-offs (recoveries)........................         206        (341)        630         342       1,757
                                                      ----------  ----------  ----------  ----------  ----------
Provision for loan losses...........................         360         155         159         311       1,299
                                                      ----------  ----------  ----------  ----------  ----------
Allowance at end of period..........................  $    4,174  $    4,020  $    3,524  $    3,995  $    4,026
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Net charge-offs (recoveries) to average total
  loans.............................................         .05%       (.10)%       .21%        .13%        .70%
Allowance to total loans at end of period...........        0.98        1.08        1.13        1.37        1.51
Allowance to nonperforming loans....................      170.58      235.78      197.64      167.29      142.46

    The allowance for loan losses was $4.2 million as of December 31, 1997, $4.0 million as of December 31, 1996 and $3.5 million as of December 31, 1995. For the year ended December 31, 1997, net charge-offs increased by $547,000 from the previous year. For the year ended December 31, 1996, net recoveries on loans previously charged-off were $341,000, due primarily to payment from a former customer's bankruptcy proceeding. Net charge-offs decreased by $971,000 or 154% in 1996 from 1995. Management considers the allowance for loan losses to be adequate to meet potential losses in the loan portfolio as of December 31, 1997. See "Non-Performing Loans."

ALLOCATION OF ALLOWANCE FOR LOAN LOSS

    The following table sets forth the Company's allocation of the allowance for loan losses by types of loans as of the indicated dates.


                                                                          December 31,
                           -------------------------------------------------------------------------------------------------------
                                  1997                 1996                  1995                  1994                   1993
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                      Loan                 Loan                 Loan                 Loan                 Loan
                                   Category to          Category to          Category to          Category to          Category to
                           Amount  Gross Loans  Amount  Gross Loans  Amount  Gross Loans  Amount  Gross Loans  Amount  Gross Loans
                           ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                               (Dollars in thousands)
Allocated:
Commercial and
  industrial.............. $  674     12.93%    $  553     14.89%    $  702      16.10%    $  642    17.30%    $  469     19.12%
Residential real estate...    518     36.36        567     40.73        676      38.17        510    37.81        318     29.97
Home equity lines
  of credit...............     89      9.29        113      7.88        129       9.98        164    11.08        135     14.09
Commercial real estate....  1,181     30.49        865     25.16        652      23.77        588    22.26        636     21.22
Other consumer............    942     10.93        290     11.34        421      11.98        562    11.55      1,634     15.60
Unallocated:..............    770       --       1,632       --         944        --       1,529      --         834       --
                           ------    -------    ------    -------    ------     -------    ------   -------    ------     ------
Total allowance
  for loan losses......... $4,174    100.00%    $4,020    100.00%    $3,524     100.00%    $3,995   100.00%    $4,026     100.00%
                           ------    -------    ------    -------    ------     -------    ------   -------    ------     ------
                           ------    -------    ------    -------    ------     -------    ------   -------    ------     ------


INVESTMENT SECURITIES

    The Company manages its investment portfolio to provide both a source of liquidity and earnings. To assist in the process, the Company utilizes a firm specializing in portfolio management consultation with commercial banks in the Midwest. The Company follows an investment policy which generally requires the securities in its investment portfolio to be rated, at the date of purchase, investment grade by a nationally recognized rating agency. In accordance with the Company's investment policy, no derivative securities may be purchased, other than collateralized mortgage obligations, without the prior approval of the Board of Directors. As of December 31, 1997, the Company owned short-tranche Fannie Mae and FHLMC collateralized mortgage obligations with an amortized cost totaling $37.3 million, short-term U.S. Treasury strips with an amortized cost totaling $1.8 million and short-term structured notes with an amortized cost totaling $3.5 million. As of December 31, 1997, the Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards, swaps or option contracts. As of December 31, 1997, the Company held no securities with a book value exceeding 10% of stockholders' equity of a single issuer other than the U.S. Treasury or other U.S. government agencies.

    Adjustable rate mortgage pools and collateralized mortgage obligations are mortgage backed obligations of Fannie Mae and FHLMC. These obligations have contractual maturities ranging from less than four years to 25 years and have an anticipated average life to maturity ranging from less than 1 year to
5.1 years. All mortgage-backed securities and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage-backed obligations and collateralized mortgage obligations under various interest rate assumptions to monitor volatility. At December 31, 1997, the Company owned no high risk collateralized mortgage obligations as defined by the Federal Financial Institutions Examinations Council's Supervisory Policy Statement on Securities Activities. U.S. Treasury strips are direct obligations of the United States government which have the coupons removed. These securities are sold at a discount to par similar to U.S. Treasury bills and pay no interest until maturity. The market value fluctuation of these securities is greater than the fluctuations on similar maturity full coupon U.S. Treasury securities because these types of securities are more sensitive to changes in interest rates. The interest rates on the structured notes reprice based on formulas applied to various indices. The maturities on structured notes as of December 31, 1997 range from less than one year to 2.25 years.

    The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Held-to-maturity securities are carried at cost, adjusted for amortization of premium and accretion of discounts. Available-for-sale securities and trading securities are carried at market value. Net unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Unrealized gains and losses on trading securities are included in earnings. The Company has not classified any securities as trading. Gains or losses on the sale of investment securities are determined based on the amortized cost of the specific securities sold.

    The following tables set forth the composition of the Company's investment portfolio by major category as of the indicated dates.

                                                                        December 31, 1997
                                 -----------------------------------------------------------------------------------------------
                                   Available-for-Sale        Held-to-Maturity                          Total
                                 ----------------------  ------------------------  --------------------------------------
                                 Amortized   Estimated    Amortized    Estimated   Amortized    Estimated        % of
                                    Cost     Fair Value     Cost      Fair Value      Cost      Fair Value   Portfolio(1)
                                 ----------  ----------  -----------  -----------  ----------  ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury..................  $   21,320  $   21,196   $   2,112    $   2,105   $   23,432  $     23,301      12.54%
U.S. Treasury strips...........       1,821       1,834      --           --            1,821         1,834        .97
U.S. government agencies.......      68,375      68,206      --           --           68,375        68,206      36.58
Obligations of state and
  political subdivisions.......      23,538      23,952      11,261       11,457       34,799        35,409      18.62
Corporate debt securities......      17,162      17,933      --           --           17,162        17,933       9.18
Adjustable rate mortgage
  pools........................         665         666      --           --              665           666        .36
Collateralized mortgage
  obligations..................      28,036      28,193       8,568        8,528       36,604        36,721      19.59
Equity securities..............       1,104       1,337      --           --            1,104         1,337        .59
Federal Reserve stock and other
  securities...................       2,926       2,926           5            5        2,931         2,931       1.57
                                 ----------  ----------  -----------  -----------  ----------  ------------      -----
Total..........................  $  164,947  $  166,243   $  21,946    $  22,095   $  186,893  $    188,338     100.00%
                                 ----------  ----------  -----------  -----------  ----------  ------------     ------
                                 ----------  ----------  -----------  -----------  ----------  ------------     ------

------------------------

(1) Based on amortized cost.

                                                                        December 31, 1996
                                 -----------------------------------------------------------------------------------------------
                                   Available-for-Sale        Held-to-Maturity                          Total
                                 ----------------------  ------------------------  ---------------------------------------------
                                 Amortized   Estimated    Amortized    Estimated   Amortized       Estimated           % of
                                    Cost     Fair Value     Cost      Fair Value      Cost         Fair Value      Portfolio(1)
                                 ----------  ----------  -----------  -----------  ----------  ------------------  -------------
                                                                     (Dollars in thousands)
U.S. Treasury..................  $   36,090  $   35,740   $   2,156    $   2,102   $   38,246        $     37,842        18.51%
U.S. Treasury strips...........       1,752       1,761      --           --            1,752               1,761          .85
U.S. government agencies.......      51,485      51,060      --           --           51,485              51,060        24.91
Obligations of state and
  political subdivisions.......      27,605      27,765      14,585       14,688       42,190              42,453        20.41
Corporate debt securities......      19,449      19,464      --           --           19,449              19,464         9.41
Adjustable rate mortgage
  pools........................       4,852       4,946      --           --            4,852               4,946         2.35
Collateralized mortgage
  obligations..................      32,792      32,840      14,046       13,903       46,838              46,743        22.66
Equity securities..............         851         962      --           --              851                 962          .41
Federal Reserve stock and other
  securities...................         992         992          10           10        1,002               1,002          .49
                                 ----------  ----------  -----------  -----------  ----------  ------------------       ------
Total..........................  $  175,868  $  175,530   $  30,797    $  30,703   $  206,665         $   206,233       100.00%
                                 ----------  ----------  -----------  -----------  ----------  ------------------       ------
                                 ----------  ----------  -----------  -----------  ----------  ------------------       ------

------------------------

(1) Based on amortized cost.


                                                                              December 31, 1995
                                 -----------------------------------------------------------------------------------------------
                                   Available-for-Sale        Held-to-Maturity                          Total
                                 ----------------------  ------------------------  ---------------------------------------------
                                 Amortized   Estimated    Amortized    Estimated   Amortized       Estimated           % of
                                    Cost     Fair Value     Cost      Fair Value      Cost         Fair Value      Portfolio(1)
                                 ----------  ----------  -----------  -----------  ----------  ------------------  -------------
                                                                     (Dollars in thousands)
U.S. Treasury..................  $   69,576  $   69,825   $   2,196    $   2,173   $   71,772        $     71,998        34.73%
U.S. Treasury strips...........       1,661       1,679      --           --            1,661               1,679          .80
U.S. government agencies.......      49,452      49,759      --           --           49,452              49,759        23.93
U.S. government agency
  strips.......................      12,719      12,687      --           --           12,719              12,687         6.15
Obligations of state and
  political subdivisions.......      15,692      15,974      14,984       15,130       30,676              31,104        14.84
Corporate debt securities......      17,556      17,539      --           --           17,556              17,539         8.50
Adjustable rate mortgage
  pools........................       7,266       7,393      --               20        7,266               7,413         3.51
Collateralized mortgage
  obligations..................      --          --          15,449       15,301       15,449              15,301         7.48
Federal Reserve stock and other
  securities...................         107         107          15           15      122 122                .122          .06
                                 ----------  ----------  -----------  -----------  ----------  ------------------       ------
Total..........................  $  174,029  $  174,963   $  32,644    $  32,639   $  206,673         $   207,602       100.00%
                                 ----------  ----------  -----------  -----------  ----------  ------------------       ------
                                 ----------  ----------  -----------  -----------  ----------  ------------------       ------

------------------------

(1) Based on amortized cost.

    The Company's total investment securities portfolio declined from December 31, 1996 to December 31, 1997 by $18.1 million. The mix of the portfolio changed, based on recommendations from the Company's investment advisor. Investments were made primarily in U.S. government agencies offset by reductions in U.S. Treasury securities, tax exempt obligations and collateralized mortgage obligations.

INVESTMENT MATURITIES AND YIELDS

    The following table sets forth the contractual maturities of investment securities as of December 31, 1997, and the weighted average yields of such securities on a tax-equivalent basis assuming a 34% tax rate.

                                                                              Maturing
                                     ------------------------------------------------------------------------------------------
                                                                After One But          After Five But
                                       Within One                Within Five             Within Ten
                                          Year                      Years                  Years             After Ten Years
                                     -------------------     --------------------   ------------------     --------------------
                                                                       (Dollars in thousands)
                                      Amount       Yield      Amount      Yield     Amount       Yield      Amount      Yield
                                     ---------     -----     ---------  ---------  ---------     -----     ---------  ---------
Available-For-Sale Securities(1):
U.S. Treasury......................  $   6,042        5.46%  $  15,154       5.28% $  --          --    %  $  --         --    %
U.S. Treasury strips...............     --          --           1,834       6.14     --          --          --         --
U.S. government agencies...........     41,119        5.74      26,100       5.72        987        6.20      --         --
Obligations of state and political
  subdivisions (2).................      2,114        7.10       6,946       6.56     12,775        6.91       2,117       7.35
Corporate debt securities..........     --          --          --         --            580        7.07      17,353       7.26
Adjustable rate mortgage pools (3).     --          --             666       6.52     --          --          --         --
Collateralized mortgage obligations
  (3)..............................     10,058        5.86      18,135       6.70     --          --          --         --
Equity securities..................     --          --           1,337     --         --          --          --         --
Federal Reserve stock and other
  securities.......................     --          --           2,926       6.51     --          --          --         --
                                     ---------         ---   ---------  ---------  ---------               ---------  ---------
Total available-for-sale...........  $  59,332               $  73,098             $  14,342               $  19,470
                                     ---------               ---------             ---------               ---------
                                     ---------               ---------             ---------               ---------
Weighted average yield (4).........                   5.79%                  5.89%                  6.87%                  7.27%
                                                                        ---------                   ----              ---------
                                                                        ---------                   ----              ---------
Held-to-Maturity Securities(5):
U.S. Treasury......................  $  --          --    %  $   2,112       5.68% $  --          --    %  $  --         --    %
U.S. government agencies...........     --          --          --         --         --          --          --         --
Obligations of state and political
  subdivisions (2).................      3,314        6.60       4,226       7.05      2,620        7.24       1,101       7.67
Corporate debt securities..........     --          --          --         --         --          --          --         --
Adjustable rate mortgage pools
  (3)..............................     --          --          --         --         --          --          --         --
Collateralized mortgage obligations
  (3)..............................      2,385        4.55       6,183       5.67     --          --          --         --
Federal Reserve stock and other
  securities.......................          5        5.50      --         --         --          --          --         --
                                     ---------               ---------             ---------               ---------  ---------
Total held-to-maturity.............  $   5,704               $  12,521             $   2,620               $   1,101
                                     ---------               ---------             ---------               ---------
                                     ---------               ---------             ---------               ---------
Weighted average yield (4).........                   5.74%                  6.14%                  7.24%                  7.67%
                                                       ---              ---------                   ----              ---------
                                                       ---              ---------                   ----              ---------


                                              TOTAL
                                     -----------------------
                                       AMOUNT        YIELD
                                     ----------     --------
Available-For-Sale Securities(1):
U.S. Treasury......................  $   21,196        5.33%
U.S. Treasury strips...............       1,834        6.14
U.S. government agencies...........      68,206        5.74
Obligations of state and political
  subdivisions (2).................      23,952        6.86
Corporate debt securities..........      17,933        7.25
Adjustable rate mortgage pools (3).         666        6.52
Collateralized mortgage obligations
  (3)..............................      28,193        6.40
Equity securities..................       1,337      --
Federal Reserve stock and other
  securities.......................       2,926        6.51
                                     ----------
Total available-for-sale...........  $  166,243
                                     ----------
                                     ----------
Weighted average yield (4).........                    6.09%
                                                        ---
                                                        ---
Held-to-Maturity Securities(5):
U.S. Treasury......................  $    2,112        5.68%
U.S. government agencies...........      --          --
Obligations of state and political
  subdivisions (2).................      11,261        7.02
Corporate debt securities..........      --          --
Adjustable rate mortgage pools
  (3)..............................      --          --
Collateralized mortgage obligations
  (3)..............................       8,568        5.36
Federal Reserve stock and other
  securities.......................           5        5.50
                                     ----------
Total held-to-maturity.............  $   21,946
                                     ----------
                                     ----------
Weighted average yield (4).........                    6.24%
                                                        ---
                                                        ---

------------------------

(1) Based on estimated fair value.

(2) Rates on obligations of states and political subdivisions have been adjusted to tax-equivalent yields using a 34% tax rate.

(3) Maturities on adjustable rate mortgage pools and collateralized mortgage obligations are based on anticipated lives of the underlying mortgages, not contractual maturities.

(4) The weighted average yield was computed using estimated fair value for securities available-for-sale and amortized cost for securities held-to-maturity as set forth in the table.

(5) Based on amortized cost.

DEPOSITS

    The Company has experienced growth in total deposits in recent years. Average total deposits were $568.2 million for the year ended December 31, 1997, $549.8 million for the year ended December 31, 1996 and $509.0 million for the year ended December 31, 1995.

    The following table sets forth the average amount of and the average rate paid on deposits by category for the indicated periods.

                                                       For the Years Ended December 31,
                                   ----------------------------------------------------------------------
                                                  1997                                1996
                                   ----------------------------------  ----------------------------------
                                    Average    Percent of               Average    Percent of
                                    Balance     Deposits      Rate      Balance     Deposits       Rate
                                   ---------  -----------  ---------  ----------  -----------   ---------
                                                                       (Dollars in thousands)
Non-interest bearing demand......  $   86,631       15.25%          -% $   87,235       15.87%          -%
Interest bearing demand..........     117,814       20.73        2.16     113,618       20.67        2.19
Savings..........................     100,873       17.76        2.55     106,962       19.45        2.66
Time:
Certificates of deposit, under
  $100,000(1)....................     196,704       34.62        5.53     187,081       34.03        5.46
Certificates of deposit, over
  $100,000(1)....................      46,037        8.10        5.73      37,755        6.87        5.67
Public funds.....................      20,131        3.54        5.54      17,130        3.11        5.42
                                   ----------  -----------        ---  ----------  -----------       ----
Total time.......................     262,872       46.26        5.57     241,966       44.01        5.49
                                   ----------  -----------        ---  ----------  -----------       ----
                                   ----------  -----------        ---  ----------  -----------       ----
Total............................  $  568,190      100.00%       3.47% $  549,781      100.00%       3.38%
                                   ----------  -----------       ----  ----------  -----------       ----
                                   ----------  -----------       ----  ----------  -----------       ----

                                   ---------------------------------
                                                  1995
                                   ---------------------------------
                                    Average    Percent of
                                    Balance     Deposits     Rate
                                   ---------  -----------  ---------

Non-interest bearing demand......  $   88,009       17.29%         -%
Interest bearing demand..........     108,487       21.31       2.52
Savings..........................     108,656       21.35       2.83
Time:
Certificates of deposit, under
  $100,000(1)....................     156,589       30.76       5.26
Certificates of deposit, over
  $100,000(1)....................      28,613        5.62       5.55
Public funds.....................      18,672        3.67       5.78
                                   ----------  -----------       ---
Total time.......................     203,874       40.05       5.35
                                   ----------  -----------       ---
                                   ----------  -----------       ---
Total............................  $  509,026      100.00%      3.28%
                                   ----------  -----------      ----
                                   ----------  -----------      ----

------------------------

(1) Certificates of deposit exclusive of public funds.

    The following table summarizes as of December 31, 1997 the maturity distribution of deposits in amounts of $100,000 or more. These deposits have been made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company's market area.

                                                              December 31, 1997
                                                               (in thousands)
                                                              -----------------
Three months or less........................................      $  31,083
Over three months through six months........................         15,952
Over six months through twelve months.......................         22,244
Over twelve months..........................................          5,882
                                                                    -------
Total.......................................................      $  75,161
                                                                    -------
                                                                    -------

SHORT-TERM BORROWINGS

    The Company uses short-term borrowings on a limited basis. These borrowings include overnight funds purchased and secured borrowings. The following table sets forth categories of short-term borrowings of the Company as of the indicated dates or for the indicated periods.

                                                              At or For the Years Ended
                                                                    December 31,
                                                           -------------------------------
                                                             1997       1996       1995
                                                           ---------  ---------  ---------
                                                               (Dollars in thousands)
Funds Purchased and Secured Borrowings:
Balance at end of period.................................  $   3,334  $   2,542  $   6,292
Weighted average interest rate at end of period..........       4.93%      5.00%      5.20%
Maximum amount outstanding(1)............................  $  12,454  $  11,461  $  31,400
Average amount outstanding...............................  $   5,278  $   5,604  $   7,211
Weighted average interest rate during period.............       5.65%      6.03%      5.26%

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

                                                            At or For the Years Ended
                                                                  December 31,
                                                        ---------------------------------
                                                           1997        1996       1995
                                                        ---------   ---------   ---------
                                                             (dollars in thousands)
Short-Term Bank Borrowings:
Balance at end of period..............................   $  --       $  --      $  11,000
Weighted average interest rate at end of period.......        N/A          N/A       8.20%
Maximum amount outstanding(1).........................   $  --       $  11,000  $  11,000
Average amount outstanding............................   $  --       $   6,474  $     781
Weighted average interest rate during period..........          NA        7.65%     10.12%


------------------------

(1) Based on amount outstanding at month-end during each period.

CAPITAL RESOURCES

    The Company monitors compliance with bank and bank-holding company regulatory capital requirements, focusing primarily on risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, Tier 1 or core capital, and total capital, which consists of Tier 1 plus Tier 2 capital. See "Business -- Supervision and Regulation -- Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Capital Requirements" for definitions of Tier 1 and Tier 2 capital.

    The following tables set forth the Company's capital ratios as of the indicated dates.

                            RISK-BASED CAPITAL RATIOS

                                                                                       December 31,
                                                            -------------------------------------------------------------------
                                                                    1997                     1996                 1995
                                                            ---------------------   --------------------   --------------------
                                                                                    (dollars in thousands)
                                                              Amount      Ratio       Amount      Ratio      Amount    Ratio
                                                            ----------  ----------  ----------  ---------  ---------  ---------

Tier 1 capital............................................  $   66,885       15.01% $   61,132      15.52% $  39,442      12.25%
Tier 1 capital minimum requirement(1).....................      17,820        4.00      15,756       4.00     12,884       4.00
                                                            ----------  ----------  ----------  ---------  ---------  ---------
Excess....................................................  $   49,065       11.01% $   45,376      11.52% $  26,558       8.25%
                                                            ----------  ----------  ----------  ---------  ---------  ---------
                                                            ----------  ----------  ----------  ---------  ---------  ---------
Total capital.............................................  $   71,059       15.95% $   65,152      16.54% $  42,966      13.34%
Total capital minimum requirement(1)......................      35,641        8.00      31,512       8.00     25,768       8.00
                                                            ----------  ----------  ----------  ---------  ---------  ---------
Excess....................................................  $   35,418        7.95% $   33,640       8.54% $  17,198       5.34%
                                                            ----------  ----------  ----------  ---------  ---------  ---------
                                                            ----------  ----------  ----------  ---------  ---------  ---------
Total risk-adjusted assets................................  $  445,485              $  393,897             $ 322,097
                                                            ----------              ----------             ---------
                                                            ----------              ----------             ---------

------------------------

(1) Based on risk-based capital guidelines of the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4% and a total capital to risk-adjusted assets ratio of 8%. See "Business --Supervision and Regulation -- Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Capital Requirements."


                               LEVERAGE RATIOS

                                                      December 31,
                               -----------------------------------------------------------------
                                        1997                    1996                  1995
                               ----------------------  -----------------------  ----------------
                                                 (dollars in thousands)
                                 Amount      Ratio       Amount       Ratio      Amount    Ratio
                               ----------  ----------  ----------     -----     ---------  -----
Tier 1 capital...............  $   66,885       10.41% $   61,132        9.95%  $  39,442   6.94%
Minimum requirement(1).......      25,726        4.00      24,585        4.00      22,728   4.00
                               ----------  ----------  ----------         ---   ---------   ---
Excess.......................  $   41,119        6.41% $   36,547        5.95%  $  16,714   2.94%
                               ----------  ----------  ----------         ---   ---------   ---
                               ----------  ----------  ----------         ---   ---------   ---
Average total assets.........  $  643,155              $  614,616               $ 568,203
                               ----------              ----------               ----------
                               ----------              ----------               ----------


------------------------

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets. See "Business -- Supervision and Regulation -- Regulation of Bank Holding Companies and Their Non-Bank Subsidiaries -- Capital Requirements."

LIQUIDITY

    The Company manages its liquidity position with the objective of maintaining sufficient funds to respond to the needs of depositors and borrowers and to take advantage of earnings enhancement opportunities. In addition to the normal inflow of funds from core-deposit growth, together with repayments and maturities of loans and investments, the Company utilizes other short-term funding sources such as secured borrowings, overnight funds purchased from correspondent banks and the acceptance of short-term deposits from public entities. In the first quarter of 1997, the Bank received approval for membership in the Federal Home Loan Bank of Chicago, which provides an additional source of liquidity.

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

    The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $10.9 million for the year ended December 31, 1997, $10.2 million for the year ended December 31, 1996 and $4.5 million for the year ended December 31, 1995. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the transfer of loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $38.2 million, $65.7 million, $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities, consisting principally of deposit growth, was $29.2 million, $33.4 million, $16.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1995, the Company borrowed $11.0 million from the Company's principal correspondent bank to finance the repurchase of 881,340 shares of Common Stock from the estate of its late chairman for $11.5 million pursuant to an agreement dated July 3, 1995, which gave the Company the right to purchase the shares following his death. This indebtedness was repaid in 1996 with the proceeds of the Company's public offering.

ASSET/LIABILITY MANAGEMENT

    The primary purpose of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. Interest-sensitive assets and liabilities are those that are subject to repricing in the near term, including both variable-rate instruments and those fixed-rate instruments which are approaching maturity or are subject to prepayment. Fluctuations in net interest income arise when interest rates on interest-earning assets (e.g. loans and investment securities) change in a different time period from that of interest rates on interest-bearing liabilities (e.g. deposits and other borrowings). Fluctuations in net interest income also arise from changes in the mix and volumes of interest-earning assets and interest-bearing liabilities.

    The Company's strategy with respect to asset/liability management is to maximize net interest income while limiting risk associated with the market volatility of interest rates.

    This strategy is implemented by the Company's Asset/Liability Committee ("ALCO"). The Company's ALCO is comprised of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and the Executive Vice President, Manager of Commercial Sales. The Chairman of the Board also serves as Chairman of the ALCO.

    In addition to developing the Asset/Liability management policy for adoption by the Board of Directors, the ALCO is responsible for formulating strategies and taking actions necessary for the achievement of the policy purpose, and for monitoring the performance of the Company's management of interest-rate and liquidity risk on a quarterly basis.

    An Asset/Liability analysis model is utilized by the ALCO to measure and identify potential interest rate risk. The Asset/Liability analysis model uses cash flows and repricing information from each individual loan and certificate of deposit, plus repricing assumptions on products without specific repricing dates (e.g. savings and interest-bearing demand deposits) to calculate the duration of the Company's assets and liabilities.

    The ALCO also reviews quarterly current and forecasted interest-rate scenarios. Forecasted rate scenarios may result in parallel and non-parallel shifts from current interest-rate yield curves, depending upon expected changes to economic conditions.

    The Asset/Liability model forecasts the potential effect on the Company's earnings and net interest income for the next 12 month period and the theoretical value of the Company's equity as of a specific date given an assumed change in interest rates. Consistent with supervisory guidance, the use of a 200 basis point immediate increase or decrease to current market interest rates is assumed for modeling purposes.

    The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of December 31, 1997, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income.

                                              0-3 Months     4-12 Months     1-5 Years   Over 5 Years    Total
                                              -----------  ----------------  ----------  ------------  ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest Earning Assets:
Funds sold..................................   $   7,750   $      --         $   --       $   --       $    7,750
Investment securities.......................      22,484             48,935      79,523       37,683      188,625
Total loans.................................      97,509             49,665     246,953       31,465      425,592
                                              -----------  ----------------  ----------  ------------  ----------
Total earning assets........................   $ 127,743   $         98,600  $  326,476   $   69,148   $  621,967
                                              -----------  ----------------  ----------  ------------  ----------
                                              -----------  ----------------  ----------  ------------  ----------
Interest Bearing Liabilities:
Interest bearing demand deposits............   $  --       $         16,976  $   85,486   $   17,127   $  119,589
Savings deposits............................      --              --             77,793       19,448       97,241
Time deposits...............................      85,386            157,947      39,570          307      283,210
                                              -----------  ----------------  ----------  ------------  ----------
Total interest bearing deposits.............      85,386            174,923     202,849       36,882      500,040
                                              -----------  ----------------  ----------  ------------  ----------
Short-term borrowings:
Secured borrowings, funds purchased,
  and treasury tax deposits.................       2,934                400      --           --            3,334
Total interest bearing liabilities..........      88,320            175,323     202,849       36,882      503,374
                                              -----------  ----------------  ----------  ------------  ----------
Interest sensitivity gap....................   $  39,423   $        (76,723) $  123,627   $   32,266   $  118,593
                                              -----------  ----------------  ----------  ------------  ----------
                                              -----------  ----------------  ----------  ------------  ----------
Cumulative gap..............................   $  39,423   $        (37,300) $   86,327   $  118,593   $  118,593
                                              -----------  ----------------  ----------  ------------  ----------
                                              -----------  ----------------  ----------  ------------  ----------
Interest sensitivity gap to total assets....        5.89%            (11.46)%     18.47%        4.82%       17.72%
Cumulative sensitivity gap to total
  assets....................................        5.89%             (5.57)%     12.90%       17.72%       17.72%


    Mortgage backed securities, including adjustable rate mortgage pools and collateralized mortgage obligations, are included in the above table based on their estimated weighted average lives obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates. Interest-bearing demand and savings deposits are included in the above table based on the proposed policy statement issued by bank regulators on August 4, 1995. The table uses the maximum maturity distribution allowed, which is consistent with the Company's actual historical experience.

    The results of the Asset/Liability sensitivity analysis indicate that the Company is moderately liability sensitive, and thus exposed to interest-rate risk. The assumed rate shock of an immediate 200 basis point increase in rates would likely reduce the Company's net interest income and net income for the next 12 months by approximately $.9 million and $.5 million, respectively.

YEAR 2000 COMPLIANCE

    A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and hardware can accommodate the date value for the year 2000. Many existing software products in the marketplace were designed only to accommodate a two digit date position which represents the year (e.g. 97 is stored on the system and represents the year 1997). As a result, the year 2000 would be stored as 00, and may be recognized as the year 1900 on many systems. Therefore, 1999 is the maximum date value which these systems would be able to accurately process.

    Management is currently in the process of evaluating all significant application software and hardware being utilized in order to ensure that the Company is prepared for the year 2000. Management is also in the process of evaluating the potential negative impact of this issue with customers, primarily those which have a significant credit relationship with the Company. Management does not anticipate that the Company will incur material operating or credit related expenses, or be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, the failure to successfully address year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

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

    Interest rates are significantly affected by inflation, but it is difficult to assess the impact, since neither the timing nor the magnitude of the changes in the various inflation indices coincides with changes in interest rates. Inflation does impact the economic value of longer-term interest-bearing assets and liabilities, but the Company attempts to limit its long-term assets and liabilities, as indicated in the tables set forth under "Financial Condition" and "Asset/Liability Management."

IMPACT OF NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 125 "Accounting for transfers and servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 125) and Statement of Financial Accounting Standards No. 127 "Deferrals of the Effective Date of Certain Provisions of SFAS No. 125" (SFAS No. 127) effective for transfers and servicing of financial assets and extinguishments of liabilities require the Company to recognize financial and servicing assets it controls and the liabilities it has incurred and to no longer recognize financial assets or liabilities when control has been surrendered or the liability extinguished. They also provide accounting standards for distinguishing transfers of financial assets to be accounted for as sales from those transfers that are secured borrowings. Examples of transactions that could affect the Company are loan participations, loan syndications, repurchase agreements and mortgage servicing rights. The adoption of SFAS No. 125 for all transfers and servicing of all financial assets and extinguishments of liabilities occurring after January 1, 1997, except for repurchase agreements had no material impact on the Company's consolidated financial statements as of and for the period ended December 31, 1997. The company does not believe that SFAS No. 127 which delayed the adoption of SFAS No. 125 for repurchase agreements until January 1, 1998 will have a significant effect on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The adoption of SFAS No. 128 effective December 15, 1997 resulted in basic earnings per share of $1.28, $1.47 and $1.22 for the years ended December 31, 1997, 1996 and 1995, respectively. Diluted earnings per share were $1.23, $1.43 and $1.20 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) establishes standards for reporting and display of income and its components. There will be no effect on the Company's recognition or measurement of income or operations, but the standard will require changes in the disclosure and reporting of change in equity during a period from nonowner sources, such as unrealized gains (losses) on investment securities. Adoption of SFAS 130 is required for the fiscal year beginning January 1, 1998.

    Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way that public business enterprises report selected information about operating segments in quarterly and annual financial reports to shareholders. The standard also establishes standards for related disclosures about products, services, geographic areas and major customers. The company is currently evaluating its operations to determine the applicability of the disclosure requirements to its financial statements. Adoption of SFAS No. 131 is required for the fiscal year beginning January 1, 1998.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information required by this section is included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Consolidated Balance Sheets--December 31, 1997 and 1996

        Consolidated Statements of Income--For the Years Ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Cash Flows--For the Years Ended December 31, 1997, 1996, and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Certified Public Accountants

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(Amounts in thousands, except share and per share data)

                                                          December 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
ASSETS

Cash and due from banks...........................     $ 24,684    $ 25,698
Federal funds sold................................        7,750       4,900
                                                      ----------  ----------
  Cash and cash equivalents.......................       32,434      30,598
Investment securities:
  Available-for-sale, at fair value...............      166,243     175,530
  Held-to-maturity, at amortized cost (fair
    value $22,095 and $30,703, respectively)......       21,946      30,797
Loans.............................................      427,740     372,622
Allowance for loan losses.........................       (4,174)     (4,020)
                                                      ----------  ----------
  Net loans.......................................      423,566      368,602
Premises and equipment, net.......................       17,344       15,816
Accrued interest receivable.......................        4,417        4,848
Other real estate.................................           82          350
Intangible assets, net............................          741        1,021
Other assets......................................        2,461        2,482
                                                      ----------  ----------
  TOTAL ASSETS....................................     $669,234    $630,044
                                                      ----------  ----------
                                                      ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing................................     $500,040     $469,397
  Non-interest bearing............................       90,012      90,749
                                                      ----------  ----------
Total deposits....................................      590,052     560,146
Secured borrowings, funds purchased, and other
  short-term borrowings...........................        3,334       2,542
Accrued expenses and other liabilities............        7,429       5,410
                                                      ----------  ----------
  Total liabilities...............................      600,815     568,098

STOCKHOLDERS' EQUITY:

  Preferred stock, par value $.01 per share;
    authorized 1,000,000 shares; no shares issued
    and outstanding...............................         --         --

  Common stock, $.01 par value; authorized
    8,000,000 shares; issued and outstanding
    5,494,570 and 5,175,182 shares, respectively..           55          52
  Additional paid-in capital......................       33,107      27,292
  Retained earnings...............................       37,112      36,607
  Net unrealized gains (losses) on
     available-for-sale securities................          793        (207)
  Notes receivable--officers-stockholders.........       (2,648)     (1,798)
                                                      ----------  ----------
    Total stockholders' equity....................       68,419      61,946
                                                      ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....     $669,234    $630,044
                                                      ----------  ----------
                                                      ----------  ----------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996, and 1995
(Amounts in thousands, except per share data)

                                                          Years Ended December 31,
                                                      -------------------------------
                                                         1997       1996       1995
                                                      ---------  ---------  ---------
Interest income:
  Interest and fees on loans......................  $  33,616  $  28,810  $  26,972
  Interest on investment securities:
    Taxable.......................................      9,629     11,733     11,168
    Tax-exempt....................................      2,025      1,826      1,352
  Federal funds sold..............................        351        527        478
                                                     ---------  ---------  ---------
    Total interest income.........................     45,621     42,896     39,970
Interest expense:
  Deposits........................................     19,744     18,613     16,726
  Secured borrowings, funds purchased, and
    other short-term borrowings...................        375        338        379
  Note payable....................................     --            495         79
                                                    ---------  ---------  ---------
    Total interest expense........................     20,119     19,446     17,184
                                                    ---------  ---------  ---------
    Net interest income...........................     25,502     23,450     22,786
Provision for loan losses.........................        360        155        159
                                                    ---------  ---------  ---------
    Net interest income after provision for
      loan losses.................................     25,142     23,295     22,627
Other income:
  Income from fiduciary activities................      2,232      2,008      1,927
  Service charges on deposit accounts.............      4,089      4,216      4,078
  Net gains on sales and calls of
    investment securities.........................      1,165         75         49
  Gains on sales of mortgage servicing rights.....        499     --         --
  Net gains on sales of other real estate.........        120        631         79
  Mortgage origination and servicing fees.........        467        508        761
  Other...........................................      1,613      1,364      1,055
                                                    ---------  ---------  ---------
    Total other income............................     10,185      8,802      7,949
Operating expenses:
  Salaries and employee benefits..................     11,654     10,693     10,730
  Occupancy.......................................      2,691      2,451      2,151
  Equipment.......................................      1,786      1,444      1,847
  FDIC insurance..................................         69          7        570
  Marketing and promotion.........................      1,157        975        952
  Computer systems and services...................      1,132      1,059        492
  Supplies........................................        601        796        724
  Telephone.......................................        567        395        333
  Loan, legal and collection costs................        257        368        257
  Other real estate...............................         38         16         53
  Other...........................................      5,256      4,148      3,386
                                                    ---------  ---------  ---------
    Total operating expenses......................     25,208     22,352     21,495
                                                    ---------  ---------  ---------
    Income before income taxes....................     10,119      9,745      9,081
Income tax expense................................      3,118      2,956      2,877
                                                    ---------  ---------  ---------
    NET INCOME....................................  $   7,001  $   6,789  $   6,204
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------
EARNINGS PER SHARE:
Basic earnings per share........................    $    1.28  $    1.47  $    1.22
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------
Diluted earnings per share......................    $    1.23  $    1.43  $    1.20
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996, and 1995
(Amounts in thousands, except share and per share data)

                                                                                        Net Unrealized
                                                                                        Gains (losses)     Notes
                                                                  Additional            On Available-   Receivable-      Total
                                               Preferred  Common   Paid-in    Retained     for-Sale       Officers-   Stockholders'
                                                 Stock     Stock   Capital    Earnings    Securities    Stockholders    Equity
                                               ---------  ------  ----------  --------  --------------  ------------  ------------
Balance, January 1, 1995.....................    $ --      $44     $ 17,792   $29,886       $(5,175)      $(1,739)     $ 40,808
Net income...................................      --       --         --       6,204          --            --           6,204
Common stock cash dividend
  declared ($.19 per share)..................      --       --         --        (887)         --            --            (887)
5% common stock dividend (219,175 shares)....      --        2        2,190    (2,192)         --            --            --
Issuance of 48,290 shares of common
  stock......................................      --        1          471      --            --            --             472
Repurchase and cancellation of
  881,340 shares of common stock.............      --       (9)     (11,448)     --            --            --         (11,457)
Note paydowns................................      --       --         --        --            --              29            29
Change in net unrealized gains (losses)
  on available-for-sale securities...........      --       --          --       --           5,792          --           5,792
                                               ---------  ------  ----------  --------  --------------  ------------  ------------

Balance, December 31, 1995...................      --       38        9,005    33,011           617        (1,710)       40,961
Net income...................................      --       --         --       6,789          --            --           6,789
Common stock cash dividend declared
  ($.21 per share)...........................      --       --         --        (970)         --            --            (970)
5% common stock dividend (188,473 shares)....      --        2        2,221    (2,223)         --            --            --
Issuance of 66,894 shares of common stock....      --       --          638      --            --            --             638
Initial public offering--1,150,000 shares
  of common stock, net of offering costs.....      --       12       15,428      --            --            --          15,440
Note paydowns................................      --       --         --        --            --             512           512
Note issued..................................      --       --         --        --            --            (600)         (600)
Change in net unrealized gains (losses)
  on available-for-sale securities...........     --        --         --        --           (824)          --            (824)
                                               ---------  ------  ----------  --------  --------------  ------------  ------------
Balance at December 31, 1996.................     --        52       27,292    36,607         (207)        (1,798)       61,946
Net income...................................     --        --         --       7,001         --             --           7,001
Common stock cash dividend declared
  ($.27 per share)...........................     --        --         --      (1,484)        --             --          (1,484)
5% common stock dividend (260,374 shares)....     --         2        5,010    (5,012)        --             --            --
Issuance of 59,014 shares of common stock....     --         1          634      --           --             --             635
Tax benefit from stock options exercise......     --        --          171      --           --             --             171
Notes issued.................................     --        --         --        --           --             (850)         (850)
Change in net unrealized gains (losses) on
  available-for-sale securities..............     --        --         --        --          1,000           --           1,000
                                               ---------  ------  ----------  --------  --------------  ------------  ------------
Balance at December 31, 1997.................   $ --       $55      $33,107   $37,112      $   793        $(2,648)     $ 68,419
                                               ---------  ------  ----------  --------  --------------  ------------  ------------
                                               ---------  ------  ----------  --------  --------------  ------------  ------------


BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996, and 1995
(Amounts in thousands)

                                                                                       Years Ended December 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
Net income........................................................................  $   7,001  $   6,789  $   6,204
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses.......................................................        360        155        159
  Provision for depreciation and amortization.....................................      1,684      1,512      1,560
  Investment security accretion and amortization--net.............................      1,177        715        673
  Deferred tax expense (benefit)..................................................         73       (550)       189
  Amortization of intangible and other assets.....................................        280        308        320
  Net gains on sales and calls of investment securities...........................     (1,165)       (75)       (49)
  Net gains on sales of other real estate.........................................       (120)      (631)       (79)
  Net gain on sales of premises and equipment.....................................        (90)    --         --
  Gains on sales of mortgage servicing rights.....................................       (499)    --         --
  Decrease (increase) in accrued interest receivable..............................        431        (22)      (255)
  Decrease (increase) in loans held for sale......................................        421      1,919     (4,374)
  Decrease (increase) in other assets.............................................       (637)       162       (243)
  Increase (decrease) in accrued expense and other liabilities....................      1,961       (104)       439
                                                                                  ---------  ---------  ---------
  Net cash provided by operating activities.......................................     10,877     10,178      4,544

Cash flows from investment activities:
  Investment securities available-for-sale
    Proceeds from maturities and calls of securities..............................     27,972     41,367     13,646
    Proceeds from sales of securities.............................................     48,360     37,344     15,394
    Purchases of securities.......................................................    (68,398)   (80,754)   (20,206)
  Investment securities held-to-maturity:
    Proceeds from maturities and calls of securities..............................     12,577      4,814     11,059
    Purchases of securities.......................................................       (751)    (3,413)    (5,582)
  Net increase in loans...........................................................    (55,765)   (62,422)   (17,975)
  Proceeds from sales of premises and equipment...................................        144     --             79
  Purchases of premises and equipment.............................................     (3,266)    (4,152)      (936)
  Proceeds from sales of other real estate........................................        408      1,521        925
  Proceeds from sales of mortgage servicing rights................................        499     --         --
                                                                                    ---------  ---------  ---------
    Net cash used in investment activities........................................    (38,220)   (65,695)    (3,596)


BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
Years Ended December 31, 1997, 1996, and 1995
(Amounts in thousands)

                                                                           Years Ended December 31,
                                                                      ----------------------------------
                                                                          1997        1996       1995
                                                                       -----------  ---------  ---------
Cash flows from financing activities:
  Net increase (decrease) in non-interest
    bearing demand, savings, and NOW deposit accounts ............     $(4,038)     $3,825     $(8,557)
  Net increase in time deposits...................................      33,944      29,190      31,243
  Net increase (decrease) in secured borrowings, funds purchased,
    and other short-term borrowings...............................         792      (3,750)     (3,322)
  Proceeds from note payable......................................        --          --        11,000
  Principal reductions on notes payable...........................        --       (11,000)     (1,800)
  Capital lease payments..........................................          (4)         (3)        --
  Cash dividends paid.............................................      (1,300)       (847)       (918)
  Proceeds from issuance of common stock..........................         635      16,078         472
  Repurchase of common stock......................................        --          --       (11,457)
  Proceeds from notes receivable -
    officers-stockholders.........................................        --           297         29
  Issuance of notes receivable -
    officers-stockholders.........................................        (850)       (385)        --
                                                                       ---------  ---------  ---------
      Net cash provided by financing activities...................      29,179      33,405      16,690
                                                                       ---------  ---------  ---------
      Increase (decrease) in cash and cash equivalents............       1,836     (22,112)     17,638

Cash and cash equivalents, beginning of year......................      30,598      52,710      35,072
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year............................     $32,434     $30,598     $52,710
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................................     $19,211    $19,518      $16,641
    Income taxes..................................................       2,777      2,750        2,900
  Non-cash investing and financing activities:
    Unrealized gains (loss) on available-for-sale securities......       1,634     (1,272)       8,775
    Transfer of held-to-maturity securities to available-for-sale.        --         --         49,472
    Loans transferred to other real estate........................          20        382          472
    Refinancing of officers-stockholders notes receivable.........        --          215         --
    5% common stock dividends.....................................       5,012      2,223        2,192
    Capital lease obligations.....................................        --          601         --
    Tax benefit from stock options................................         171       --           --


The accompanying notes are an itegral part of these statements.

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Beverly Bancorporation, Inc. (the "Company"), and its wholly-owned subsidiaries, Beverly National Bank (the "Bank") and Beverly Trust Company (the "Trust"), follow generally accepted accounting principles, and general practices within the financial services industry. In September 1996, the Company merged its four banking subsidiaries, Beverly Bank, Beverly Bank Matteson, Beverly Bank Lockport, and First National Bank of Wilmington, into one bank, Beverly National Bank.

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

BASIS OF PRESENTATION

   The consolidated financial statements of the Company include the accounts of its respective subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

INVESTMENT SECURITIES

   The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Held-to-maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities and trading securities are carried at market value. Net unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of tax. Unrealized gains and losses on trading securities are included in earnings. The Company has not classified any securities as trading. Gains or losses on the sale of investment securities are determined based on the amortized cost of the specific securities sold.

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

   Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Cost approximated market value at December 31, 1997 and 1996.

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Payments received on impaired loans are recorded as reductions of principal. As a result of adopting these statements, no specific allowance for loan losses was required as of January 1, 1995.

   Loan balances less than $10,000 in each loan category are considered as small balance homogeneous loan pools for purposes of impairment. All other loans are specifically evaluated for impairment. The Company considers a loan impaired when it is probable that all amounts of principal and interest due, according to the contractual terms of the loan agreement, will not be collected, which is also the criteria the Company uses for the transfer of loans to nonaccrual. Therefore, the total of impaired loans generally equals nonaccrual loans.

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

MORTGAGE SERVICING RIGHTS

   Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights," which the Company had previously adopted effective January 1, 1996. The adoption of SFAS No. 125 had no material impact on the accounting for the sale of residential mortgage loans originated for sale to permanent investors, but with the servicing rights retained. The value of servicing rights retained for loans originated and sold subsequent to January 1, 1996, are capitalized and are being amortized over the expected life of the loans. All sales of mortgage servicing rights after January 1, 1997 are accounted for as sales of financial assets when the Company surrenders effective control of the mortgage servicing rights and has transferred its ability to pledge or transfer these mortgage servicing rights to the purchaser.

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE SERVICING RIGHTS (CONTINUED)

For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies those rights based on the predominant risk characteristics of the underlying loans, including the loan type, size, interest rate, date of origination and term. Impairment is recognized through a valuation allowance for each individual stratum. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. Subsequent to the initial measurement of impairment, the Company periodically adjusts the valuation allowance to reflect changes in the measurement of impairment. However, fair value in excess of the amount capitalized as mortgage servicing rights, net of amortization, is not recognized. At December 31, 1997 and 1996, no valuation allowance was necessary.

PREMISES AND EQUIPMENT

Premises, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation is charged to expense on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lease terms.

TRUST ASSETS

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets, since such items are not assets of the Company.

INTANGIBLE ASSETS

The excess of cost over fair value of net assets acquired, resulting from the acquisition of two banks, is being amortized on a straight-line basis over periods of 10 and 15 years.

LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangibles used in operations for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable.

INCOME TAXES

The Company and its subsidiaries file consolidated Federal and state income tax returns. The Bank and the Trust determine their income taxes on the separate return method. Under this method, the Bank and the Trust pay to or receive from the Company the amount of income taxes which would have been calculated had the Bank and the Trust filed separate returns.

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

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," effective for transfers and servicing of financial assets and extinguishments of liabilities. These statements require the Company to recognize financial and servicing assets it controls and the liabilities it has incurred and to no longer recognize financial assets or liabilities when control has been surrendered or liability extinguished. They also provide accounting standards for distinguishing transfers of financial assets to be accounted for as sales from those transfers that are secured borrowings. Examples of transactions that may affect the Company are loan participations, loan syndications, repurchase agreements and mortgage servicing rights. The Company adopted SFAS No. 125 for all transfers and servicing of all financial assets and extinguishments of liabilities occurring after January 1, 1997, except for repurchase agreements. SFAS No. 127 delayed the adoption of SFAS No. 125 for repurchase agreement transactions until January 1, 1998. SFAS No. 125 did not have and is not anticipated to have a significant effect on the Company's financial position or results of operations.

In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. There will be no effect on the Company's recognition or measurement of income or operations, but will require changes in the disclosure and reporting of the change in equity during each period from non-owner sources, such as unrealized gains (losses) on investment securities. Adoption of SFAS No. 130 is required for the fiscal year beginning January 1, 1998.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in quarterly and annual financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating its operations to determine the applicability of the disclosure requirements to its financial statements. Adoption of SFAS No. 131 is required for the fiscal year beginning January 1, 1998.

CASH FLOWS

For the purposes of the consolidated statements of cash flows, the Company considers amounts due from banks and Federal funds sold to be cash equivalents.

PER SHARE COMPUTATIONS

At December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior period EPS data presented has been restated to give effect to the adoption of this statement. All per share financial information has also been adjusted to reflect the 5% annual stock dividends paid in 1997, 1996, and 1995 and the merger and conversion of shares in conjunction with the Company's stock offering (note 14).

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

The calculation of EPS is as follows:

                                                                                  Years Ended December 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Income available to common stockholders (in thousands).....................  $    7,001  $    6,789  $    6,204
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

Weighted-average common shares outstanding.................................   5,472,452   4,602,826   5,078,615
Effect of dilutive securities--stock options...............................     212,686     161,233      75,571
                                                                             ----------  ----------  ----------
Weighted-average common shares assuming
  conversion of dilutive securities.......................................    5,685,138   4,764,059   5,154,186
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------


    Options issued in October 1997 were excluded from dilutive securities as the weighted average exercise price exceeded the weighted average market value of the shares. All option shares were included as dilutive securities in 1996 and 1995.

NOTE 2--INVESTMENT SECURITIES AVAILABLE-FOR-SALE

    A comparison of the amortized cost, fair value and gross unrealized gains and losses of the investment securities available-for-sale is as follows (in thousands):

                                                                          Gross        Gross
                                               Amortized      Fair     Unrealized   Unrealized
                                                  Cost       Value        Gain         Loss
                                               ----------  ----------  -----------  -----------
December 31, 1997
U.S. Treasury................................  $   21,320  $   21,196   $       5    $     129
U.S. Treasury strips.........................       1,821       1,834          13       --
U.S. government agencies.....................      68,375      68,206          45          214
Obligations of state and political
  subdivisions...............................      23,538      23,952         429           15
Corporate debt securities....................      17,162      17,933         771       --
Adjustable rate mortgage pools...............         665         666           1       --
Collateralized mortgage obligations..........      28,036      28,193         159            2
Equity securities............................       1,104       1,337         235            2
Federal Reserve stock and other securities...       2,926       2,926      --           --

                                               ----------  ----------  -----------  -----------
  Total......................................  $  164,947  $  166,243   $   1,658    $     362
                                               ----------  ----------  -----------  -----------
                                               ----------  ----------  -----------  -----------


BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED (CONTINUED)

NOTE 2--INVESTMENT SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

                                                                          Gross        Gross
                                               Amortized      Fair     Unrealized   Unrealized
                                                  Cost       Value        Gain         Loss
                                               ----------  ----------  -----------  -----------
December 31, 1996
U.S. Treasury................................  $   36,090  $   35,740   $      37    $     387
U.S. Treasury strips.........................       1,752       1,761           9       --
U.S. government agencies.....................      51,485      51,060          90          515
Obligations of state and political
  subdivisions...............................      27,605      27,765         305          145
Corporate debt securities....................      19,449      19,464         154          139
Adjustable rate mortgage pools...............       4,852       4,946          94       --
Collateralized mortgage obligations..........      32,792      32,840         106           58
Equity securities............................         851         962         115            4
Federal Reserve stock and other securities...         992         992      --           --
                                               ----------  ----------  -----------  -----------
  Total......................................  $  175,868  $  175,530   $     910    $   1,248
                                               ----------  ----------  -----------  -----------
                                               ----------  ----------  -----------  -----------


    At December 31, 1997 and 1996, investment securities available-for-sale with a carrying value of approximately $50,527,000 and $40,422,000, respectively, were pledged as collateral for public funds deposits, secured borrowings, and other purposes.

    The amortized cost and fair value of investment securities available-for-sale at December 31, 1997, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                            Amortized      Fair
                                                                                               Cost       Value
                                                                                            ----------  ----------
Due in one year or less...................................................................  $   49,301  $   49,275
Due in one year through five years........................................................      50,203      50,034
Due in five years through ten years.......................................................      14,061      14,342
Due after ten years.......................................................................      18,651      19,470
Adjustable rate mortgage pools............................................................         665         666
Collateralized mortgage obligations.......................................................      28,036      28,193
Equity securities, Federal Reserve stock, and other securities............................       4,030       4,263
                                                                                            ----------  ----------
  Total...................................................................................  $  164,947  $  166,243
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The components of net realized gains and proceeds from the sales of investment securities (in thousands) are:

                                                                                      Years Ended December 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Gross realized gains.............................................................  $   1,177  $     147  $      73
Gross realized losses............................................................        (12)       (72)       (36)
                                                                                   ---------  ---------  ---------
Net realized gains...............................................................  $   1,165  $      75  $      37
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Proceeds from sales of securities................................................  $  48,360  $  37,344  $  15,394
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED (CONTINUED)

NOTE 2--INVESTMENT SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

    Adjustable rate mortgage pools and collateralized mortgage obligations are mortgage backed obligations of Fannie Mae and Federal Home Loan Mortgage Corporation. These obligations have contractual maturities ranging from less than four years to 25 years and have an anticipated average life to maturity ranging from less than one year to 5.1 years. All adjustable rate mortgage pools and collateralized mortgage obligations contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment rates. The Company uses computer simulation models to test the average life and yield volatility of adjustable rate mortgage pools and collateralized mortgage obligations under various interest rate assumptions to monitor volatility. At December 31, 1997 and 1996, the Company owned no high risk collateralized mortgage obligations as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

    The Company did not hold any off-balance sheet derivative financial instruments such as futures, forwards, swaps or option contracts during 1997 or 1996. In accordance with the Company's investment policy, derivative securities and derivative financial instruments, other than mortgage backed obligations, may not be purchased without the prior approval of the Board of Directors.

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

    The market values and amortized costs of the structured notes and strips in both the available-for-sale and held-to-maturity portfolios at December 31, 1997 and 1996 are shown below (in thousands):

                                                                                  1997                    1996
                                                                         ----------------------  ----------------------
                                                                          Amortized    Market     Amortized    Market
                                                                            Cost        Value       Cost        Value
                                                                         -----------  ---------  -----------  ---------
U.S. Treasury and U.S. government agency strips........................   $   1,821   $   1,834   $   1,752   $   1,761
Structured notes.......................................................       3,501       3,471       4,501       4,380

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED (CONTINUED)

NOTE 3--INVESTMENT SECURITIES HELD-TO-MATURITY

    A comparison of the amortized cost, fair value and gross unrealized gains and losses of the investment securities held-to-maturity is as follows (in thousands):

                                                                                                 Gross          Gross
                                                                      Amortized     Fair      Unrealized     Unrealized
                                                                        Cost        Value        Gain           Loss
                                                                     -----------  ---------  -------------  -------------
December 31, 1997
U.S. Treasury......................................................   $   2,112   $   2,105    $  --          $       7
Obligations of state and political subdivisions....................      11,261      11,457          202              6
Collateralized mortgage obligations................................       8,568       8,528       --                 40
Other securities...................................................           5           5       --             --
                                                                     -----------  ---------        -----          -----
Total..............................................................   $  21,946   $  22,095    $     202      $      53
                                                                     -----------  ---------        -----          -----
                                                                     -----------  ---------        -----          -----
December 31, 1996
U.S. Treasury......................................................   $   2,156   $   2,102    $  --          $      54
Obligations of state and political subdivisions....................      14,585      14,688          134             31
Collateralized mortgage obligations................................      14,046      13,903            2            145
Other securities...................................................          10          10       --             --
                                                                     -----------  ---------        -----          -----
Total..............................................................   $  30,797   $  30,703    $     136      $     230
                                                                     -----------  ---------        -----          -----
                                                                     -----------  ---------        -----          -----

    At December 31, 1997 and 1996, investment securities held-to-maturity with an adjusted cost of approximately $5,488,000 and $5,817,000, respectively, were pledged as collateral for public funds deposits and other purposes.

    The amortized cost and fair value of investment securities held-to-maturity at December 31, 1997, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              Amortized     Fair
                                                                                                Cost        Value
                                                                                             -----------  ---------
Due in one year or less....................................................................   $   3,319   $   3,324
Due in one year through five years.........................................................       6,338       6,372
Due in five years through ten years........................................................       2,620       2,710
Due after ten years........................................................................       1,101       1,161
Collateralized mortgage obligations........................................................       8,568       8,528
                                                                                             -----------  ---------
Total......................................................................................   $  21,946   $  22,095
                                                                                             -----------  ---------
                                                                                             -----------  ---------

    During the year ended December 31, 1995, one security was called. The gross realized gain was $12,000 and the proceeds from this call were $1,000,000. No held-to-maturity securities were sold during 1997, 1996, or 1995.

    On November 30, 1995, the Company transferred certain investment securities from held-to-maturity to available-for-sale in accordance with the guidance issued in the Special Report on Statement No. 115. At the date of transfer, the amortized cost and unrealized gains on these securities were $49,472,000 and $313,000, respectively.

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED (CONTINUED)

NOTE 4--LOANS

    The components of the loan portfolio are summarized as follows (in thousands):

                                                                                                 December 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Commercial and industrial.................................................................  $   55,291  $   55,500
Commercial real estate....................................................................     130,518      93,840
Residential real estate...................................................................     155,114     151,363
Home equity lines of credit...............................................................      39,486      29,293
Other consumer............................................................................      47,220      43,441
                                                                                            ----------  ----------
Total loans...............................................................................     427,629     373,437
Net deferred loan fees and unearned discounts.............................................         111        (815)
Less allowance for loan losses............................................................       4,174       4,020
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Loans, net................................................................................  $  423,566  $  368,602
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    Included in residential real estate loans are loans held for sale to permanent investors of $2,476,000 and $2,897,000 at December 31, 1997 and 1996, respectively.

    Loans with three or more installment payments past due, and loans past due 90 days or more which are still accruing interest, amounted to approximately $300,000 and $508,000 at December 31, 1997 and 1996, respectively.

    The Company has extended loans to directors and executive officers of the Company, the Bank and the Trust and their related interests. The aggregate loans outstanding as reported by such directors and executive officers and their related interests, which exceeded $60,000, totaled $6,122,000 and $5,185,000 at December 31, 1997 and 1996, respectively. During 1997, new loans and advances on existing loans totaled $4,862,000 and repayments totaled $3,925,000. During 1996, new loans totaled $2,933,000 and repayments totaled $2,726,000. In 1996, the remaining decrease is primarily attributable to changes in directors and executive officers within the year. In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectibility. The Company relies on its directors and executive officers for identification of loans to their related interests.

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 5--ALLOWANCE FOR LOAN LOSSES

    The following summarizes the changes in the allowance for loan losses (in thousands):

                                                                                          Years Ended December 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Balance, beginning of period.........................................................  $   4,020  $   3,524  $   3,995
Recoveries...........................................................................        304        709        471
Charge-offs..........................................................................       (510)      (368)    (1,101)
Provision for loan losses............................................................        360        155        159
                                                                                       ---------  ---------  ---------
Balance, end of period...............................................................  $   4,174  $   4,020  $   3,524
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    As of December 31, 1997 and 1996, the Company's recorded investment in impaired loans was $2,147,000 and $1,197,000, respectively. A specific valuation allowance of approximately $419,000 and $132,000 was required for these loans as of December 31, 1997 or 1996, respectively. The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $1,997,000 and $1,611,000, respectively. The Company did not recognize any interest on impaired loans during 1997. The Company recognized $132,000 and $110,000 of interest on impaired loans for the years ended December 31, 1996 and 1995, respectively.

NOTE 6--PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows (in thousands):

                                                                                                  December 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Land........................................................................................  $   2,745  $   2,754
Buildings and leasehold improvements (Note 13)..............................................     17,664     16,768
Furniture, equipment and leasehold improvements.............................................     13,283     11,031
                                                                                              ---------  ---------
      Total cost............................................................................     33,692     30,553
Less allowance for depreciation and amortization............................................     16,348     14,737
                                                                                              ---------  ---------
      Premises and equipment, net...........................................................  $  17,344  $  15,816
                                                                                              ---------  ---------
                                                                                              ---------  ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 7--MORTGAGE SERVICING RIGHTS

    Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $78,981,000 and $107,941,000 at December 31, 1997 and 1996, respectively. Custodial escrow balances, maintained in connection with these loan servicing rights, included in demand deposits were approximately $663,000 and $890,000 at December 31, 1997 and 1996, respectively.

    As required by SFAS No. 122 and SFAS No. 125, mortgage servicing rights of $235,000 and $373,000 were capitalized in 1997 and 1996, respectively. Amortization of servicing rights was $136,000 and $116,000 in 1997 and 1996, respectively. No valuation allowance was necessary in 1997 and 1996.

    During 1997, the Bank sold mortgage servicing rights for mortgage loans with outstanding principal of $45,177,000. These mortgage servicing rights originated prior to January 1, 1996 and resulted in a recognized gain of $499,000.

-------------------------------------------------------------------------------
NOTE 8--DEPOSITS

    Certificates of deposit, including public funds, $100,000 and greater totaled $75,161,000 and $58,951,000, at December 31, 1997 and 1996,
respectively.

    At December 31, 1997, the scheduled maturities of certificates of deposits were as follows (in thousands):

1998....................................................................  $ 243,333
1999....................................................................     25,295
2000....................................................................     11,919
2001....................................................................      2,356
2002....................................................................        307
                                                                          ---------
      Total.............................................................  $ 283,210
                                                                          ---------
                                                                          ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 9--BORROWINGS

    The Company has a $500,000 demand line of credit, bearing interest on advances at the lending bank's prime rate plus 30 basis points. Previous advances under this line of credit were collateralized by the shares of the Bank. At December 31, 1997, the Company had no borrowings outstanding under this line.

    The Company uses repurchase agreements on a limited basis. The following table sets forth information related to repurchase agreements (in thousands):

                                                                                        At or For The Years ended
                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Balance at end of year................................................................     $ 3,334       $ 2,542
Weighed-average interest rate at end of year..........................................        4.93%         5.00%
Maximum amount outstanding............................................................     $12,454       $11,461
Average amount outstanding............................................................     $ 5,278       $ 5,604
Weighted-average interest rate during the year........................................        5.65%         6.03%
Securities underlying the agreements at year end:
Carrying value........................................................................     $ 5,111       $ 6,247
Estimated fair value..................................................................     $ 5,096       $ 6,032

-------------------------------------------------------------------------------
NOTE 10--EMPLOYEE BENEFIT PLANS

    The Company's 401(k) plan covers all full-time and certain part-time employees after completion of one year of service as defined. Contributions from participants are voluntary and are limited to the Internal Revenue Code maximum contribution. The plan requires the Company to match 50% of the first 4% of a participant's contributions. In addition, the Company is required to contribute another 2% of gross salaries of all eligible employees. Total Company contributions to the plan for 1997, 1996, and 1995 were $305,000, $295,000, and $290,000, respectively.

-------------------------------------------------------------------------------
NOTE 11--STOCK OPTIONS

    The Company has an Incentive Stock Option Plan which is administered by the Stock Option Plan Committee of the Board of Directors. Directors, members of advisory councils and officers of the Company are eligible to participate in the plan. Under the plan, 498,266 shares of common stock are available for distribution. The options allow for the purchase of common stock at a price not less than fair market value on the date the option is granted. The options vest ratably over a five year period and are exercisable no later than ten years after the date of grant. In addition, the plan provides that all options become fully vested upon a change of control of the Company as defined in the plan.

    In May 1997, the stockholders approved the adoption of the Beverly Bancorporation Inc. Long-Term Stock Incentive Plan. The plan is administered by the Stock Option Plan Committee of the Board of Directors. Key officers and employees of the Company are eligible to participate in the plan. Under the plan, 150,000 shares of common stock are available for distribution. The options allow for the purchase of common stock at a price not less than 85% of fair market value. The options vest based upon the committee's recommendation for each option grant, which need not be uniform in length. The options are exercisable no later than ten years after the date of grant. In addition, the options become fully vested upon a change of control of the Company as defined in the individual option agreements.

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 11--STOCK OPTIONS (CONTINUED)

    The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, the Company does not recognize compensation expense for its stock-based compensation plans for options granted with an exercise price equal to or greater than the fair market value of the common stock at the date of grant. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards issued after January 1, 1995, under such plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share (after adjustment for the stock split and stock dividends) would be reduced to the pro forma amounts indicated below:

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Net income (in thousands)
  As reported........................................................................  $   7,001  $   6,789  $   6,204
  Pro forma..........................................................................      6,760      6,747      6,195
Basic earnings per share
  As reported........................................................................  $    1.28  $    1.47  $    1.22
  Pro forma..........................................................................       1.24       1.47       1.22
Diluted earnings per share
  As reported........................................................................  $    1.23  $    1.43  $    1.20
  Pro forma..........................................................................       1.19       1.42       1.20

    The pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of options granted in 1997, 1996, and 1995 was estimated at the date of grant using an option-pricing model at $11.12, $5.58, and $3.58 per option, respectively, with the following assumptions:

                                                                                1997          1996         1995
                                                                             ----------  --------------  ---------
Annual dividends per share................................................. $    .27    $      .23      $   .20
Expected volatility........................................................       46%           28%          28%
Risk-free interest rate....................................................       6.1%      6.3%--6.6%       6.4%
Expected life..............................................................   7.5 years      7 years       7 years

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 11--STOCK OPTIONS--CONTINUED

    The following table summarizes the changes in the number of common shares granted under the stock option plans (after giving effect to the 5% stock dividends in 1997, 1996, and 1995):

                                                     Shares      Weighted
                                                      Under    Average Price
                                                     Option     Per Option
                                                    ---------  -------------
Options outstanding at January 1, 1995............    435,727    $    7.77
  Granted.........................................     38,587         9.50
  Exercised.......................................     (6,148)        7.77
  Canceled or terminated..........................    (25,688)        7.77
                                                    ---------
Options outstanding at December 31, 1995
  (81,034 options exercisable at a weighted
  average exercise price of $7.77)................    442,478         7.92
  Granted.........................................     60,506        13.81
  Exercised.......................................    (46,393)        7.93
  Canceled or terminated..........................    (37,791)        8.06
                                                    ---------

Options outstanding at December 31, 1996
  (146,980 options exercisable at a weighted
  average exercise price of $7.84)................    418,800         8.76
  Granted.........................................    173,180        20.68
  Exercised.......................................    (59,014)        8.32
  Canceled or terminated..........................    (22,492)        7.77
                                                    ---------

Options outstanding at December 31, 1997
  (176,869 options exercisable at a
  weighted-average exercise price of $8.22).......    510,474        12.92
                                                    ---------
                                                    ---------


BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 11--STOCK OPTIONS (CONTINUED)

    Information about stock options outstanding at December 31, 1997 is summarized as follows:

                                                               Range of Exercise Prices
                                             -------------------------------------------------------------
                                             $7.77 --    $10.00 --     $14.00--      $17.00 --   $20.00--
                                               $9.99      $13.99        $16.99        $19.99      $23.50      Total
                                             ---------  -----------  -------------  -----------  ---------  ---------
Options outstanding
  Number outstanding.......................    289,493      19,031        47,250        32,200     122,500    510,474
  Weighted average remaining contractual
    life (years)...........................       6.51        8.27          8.75          9.53        9.80       7.76
  Weighted average exercise price..........  $    7.87   $   11.56     $   14.69     $   19.49   $   22.65  $   12.92
Options exercisable
  Exercisable..............................    163,773       3,806         9,290        --          --        176,869
  Weighted average exercise price..........  $    7.77   $   11.56     $   14.70        --          --      $    8.22

-------------------------------------------------------------------------------
NOTE 12--INCOME TAXES

    The components of income tax expense for the periods indicated were as follows (in thousands)

                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Currently payable:
  Federal...........................................................  $   2,619  $   3,154  $   2,475
  State.............................................................        426        352        213
                                                                      ---------  ---------  ---------
                                                                          3,045      3,506      2,688
Deferred expense (benefit):
  Federal...........................................................         64       (447)       153
  State.............................................................          9       (103)        36
                                                                      ---------  ---------  ---------
                                                                             73       (550)       189
                                                                      ---------  ---------  ---------
  Total.............................................................  $   3,118  $   2,956  $   2,877
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 12--INCOME TAXES (CONTINUED)

    Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                                 December 31
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Deferred tax assets:
  Allowance for loan loss..................................................  $   1,620  $   1,560
  Deferred loan fees and other.............................................        109        113
  Unrealized loss on available-for-sale securities.........................     --            131
                                                                             ---------  ---------
  Total deferred tax assets................................................      1,729      1,804
Deferred tax liabilities:
  Premises and equipment depreciation......................................       (357)      (294)
  Deferred loan costs and other............................................       (624)      (558)
  Unrealized gain on available-for-sale securities.........................       (503)    --
                                                                             ---------  ---------
  Total deferred tax liabilities...........................................     (1,484)      (852)
                                                                             ---------  ---------
  Net deferred tax asset...................................................  $     245  $     952
                                                                             ---------  ---------
                                                                             ---------  ---------

    There was no valuation allowance for deferred tax assets as of December 31, 1997 or 1996. Management believes that it is more likely than not that the deferred tax assets will be recoverable from available income tax carrybacks or future taxable income.

    The total income tax expense for the years ended December 31, 1997, 1996 and 1995 reflect effective tax rates of 30.8%, 30.3% and 31.7%, respectively. The differences between the Federal income tax rate of 34% and the effective rates derive from the following (in thousands):

                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Provision computed at statutory rate................................  $   3,440  $   3,313  $   3,088
Tax-exempt interest, net of cost to carry investments...............       (682)      (623)      (498)
State income taxes, net of Federal tax benefit......................        287        164        164
Non-deductible amortization of intangible assets....................        108        108        109
Other...............................................................        (35)        (6)        14
                                                                      ---------  ---------  ---------
  Total.............................................................  $   3,118  $   2,956  $   2,877
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 13--COMMITMENTS, CAPITAL LEASE AND CONTINGENT LIABILITIES

LEASES

    Rental expense under operating leases for facilities and equipment was $389,000 in 1997, $246,000 in 1996, and $158,000 in 1995. One of these leases for a facility is with an entity in which a stockholder and director of the Company has an interest. Future minimum rental commitments under these leases at December 31, 1997 are as follows (in thousands):

  Year Ending December 31,                             Related Party      Other
                                                      ---------------  -----------
  1998..............................................     $     107      $     293
  1999..............................................           107            128
  2000..............................................           113            132
  2001..............................................           116            123
  2002..............................................           120             30
                                                             -----          -----
  Total future minimum lease payments...............     $     563      $     706
                                                             -----          -----
                                                             -----          -----

    In February, 1996, the Company entered into a 20-year lease agreement for ground and building leases with an entity in which a stockholder and director of the Company has an interest. The ground lease is accounted for as an operating lease and the building lease is accounted for as a capital lease. The Company has the option to purchase the building in years 11, 16, and 20 of the lease for approximately $931,000, $1,112,000, and $1,289,000, respectively. The Company also has an option to renew the leases for another 10-year term at the expiration of the original 20-year lease term. At December 31, 1997 and 1996, the Company's capitalized cost for the building (included in premises and equipment), net of related amortization, amounts to $602,000 and $574,000, respectively.

    Estimated minimum future lease payments, including interest, are as follows (in thousands):

                                                           Ground     Building
                                                            Lease       Lease
                                                         -----------  ---------
Year ending December 31,
  1998.................................................   $      30   $      72
  1999.................................................          31          74
  2000.................................................          33          76
  2001.................................................          35          78
  2002.................................................          40          81
  Thereafter...........................................         798       1,314
                                                              -----   ---------
                                                          $     967       1,695
                                                              -----
                                                              -----
  Amount representing interest.........................                  (1,093)
                                                                      ----------
  Obligation under capital lease.......................               $     602
                                                                      ----------
                                                                      ----------


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

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 14--STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING, REINCORPORATION, AND MERGER

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

STOCK REPURCHASE AGREEMENTS

    In July, 1995, the Company entered into Stock Repurchase Agreements with certain of its shareholders. The agreements granted the Company the option to repurchase common shares held by those shareholders upon the shareholders' deaths. Pursuant to one of the agreements, the Company repurchased 881,340 common shares of stock from the estate of its late chairman in December, 1995. The purchase price of $13.00 per share was based on a valuation by an independent investment banking firm. All remaining agreements were terminated in July 1996.

NOTES RECEIVABLE--OFFICERS--STOCKERHOLDERS

    The Company has provided financing for certain officers to purchase common stock of the Company. The notes are recourse, demand notes, secured by the Company's common stock, and require annual or quarterly interest payments at either the prime rate (8.5% at December 31, 1997) with an interest cap of 9.0% or the Company's dividend rate. The balance of these notes as of December 31, 1997 and 1996, was $2,648,000 and $1,798,000, respectively, and is shown as a reduction of stockholders' equity.

-------------------------------------------------------------------------------
NOTE 15--REGULATORY RESTRICTIONS

FEDERAL RESERVE BANK BALANCES

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended December 31, 1997 and 1996 were approximately $12,208,000 and $8,842,000, respectively.

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 15--REGULATORY RESTRICTIONS (CONTINUED)

REGULATORY CAPITAL AND DIVIDENDS

    Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of the Bank's regulatory agency. These regulations generally limit the amount of dividends the Bank may pay to the Company to an amount equal to its undistributed net income, subject to the capital needs of the Bank. At December 31, 1997, the total amount of subsidiary-retained earnings available for dividends, while maintaining the Bank in a well-capitalized status, amounted to approximately $17,770,000.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain certain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined by the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Bank meets capital adequacy requirements to which it is subject.

    As of December 31, 1997, the most recent notification from the Federal Reserve Board and Office of the Comptroller of the Currency categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                Capital                    Well-
                                                                                Adequacy              Capitalized
                                                          Actual              Requirement              Requirement
                                                   --------------------  ----------------------  ----------------------
                                                    AMOUNT      RATIO     AMOUNT       RATIO      AMOUNT       RATIO
                                                   ---------  ---------  ---------     -----     ---------     -----
December 31, 1997
Company:
  Total capital (to risk-weighted assets)........  $  71,059      15.95% $  35,641         8.0%  $  44,551        10.0%
  Tier I capital (to risk-weighted assets).......     66,885      15.01     17,820         4.0      26,736         6.0
  Tier I capital (to average assets).............     66,885      10.41     25,726         4.0      32,158         5.0
Bank:
  Total capital (to risk-weighted assets)........     62,085      14.01     35,452         8.0      44,135        10.0
  Tier I capital (to risk-weighted assets).......     57,911      13.07     17,726         4.0      26,585         6.0
  Tier I capital (to average assets).............     57,911       9.06     25,568         4.0      31,960         5.0
December 31, 1996
Company:
  Total capital (to risk-weighted assets)........  $  65,152      16.54% $  31,512         8.0%  $  39,390        10.0%
  Tier I capital (to risk-weighted assets).......     61,132      15.52     15,756         4.0      23,634         6.0
  Tier I capital (to average assets).............     61,132       9.95     24,585         4.0      30,731         5.0
Bank:
  Total capital (to risk-weighted assets)........     55,275      14.09     31,384         8.0      39,230        10.0
  Tier I capital (to risk-weighted assets).......     51,255      13.06     15,692         4.0      23,534         6.0
  Tier I capital (to average assets).............     51,255       8.41     24,364         4.0      30,455         5.0


BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The following table provides summary information on the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 (in thousands):

                                                                  December 31, 1997         December 31, 1996
                                                               ------------------------  ------------------------
                                                                Carrying      Estimated    Carrying     Estimated
                                                                 Amount       Fair Value     Amount     Fair Value
                                                                of Assets     of Assets    of Assets    of Assets
                                                               (Liabilities) (Liabilities) (Liabilities) (Liabilities)
                                                               -----------  -----------  -----------  -----------
Cash and cash equivalents....................................  $    32,434  $    32,434  $    30,598  $    30,598
Investment securities........................................      188,189      188,338      206,327      206,233
Loans and notes receivable...................................      426,214      424,793      370,400      373,227
Non-interest bearing demand deposits.........................      (90,012)     (90,012)     (90,749)     (90,749)
Money Market, NOW, and savings accounts......................     (216,830)    (216,830)    (220,129)    (220,129)
Certificates of deposit......................................     (283,210)    (283,277)    (249,268)    (250,635)
Short-term borrowings........................................       (3,334)      (3,334)      (2,542)      (2,542)

    The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

CASH AND CASH EQUIVALENTS

    Fair value of cash and due from banks and Federal funds sold approximates their carrying amounts. The Company places its cash and funds with various financial institutions and, by policy, limits its credit exposure to only well-capitalized institutions. The Company performs periodic evaluations on the capital adequacy of the financial institutions.

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

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 16--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

ACCRUED INTEREST

    The fair values of accrued interest receivable and accrued interest payable has been excluded from the above table, as the fair values approximate the respective carrying amounts.

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

SHORT-TERM BORROWINGS

    The carrying amounts of securities sold under repurchase agreements, funds purchased, treasury tax deposits, and other short-term borrowings approximate their fair values.

OFF-BALANCE-SHEET ITEMS

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

    The notional amount of such commitments and conditional obligations (in thousands) is as follows:

                                                                   December 31,
                                                               --------------------
                                                                 1997       1996
                                                               ---------  ---------
Stand-by letters of credit...................................  $   3,435  $   3,868
Unused home equity lines.....................................     28,183     21,177
Unused consumer lines........................................      6,904      7,567
Other unused commitments.....................................     42,895     51,576


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

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 17--CONDENSED FINANCIAL STATEMENTS--PARENT COMPANY ONLY

    The following presents the condensed Balance Sheets as of December 31, 1997 and 1996, and Statements of Income and Cash Flows for each of the three years ended December 31, 1997, for Beverly Bancorporation, Inc. (in thousands):

                                                                                                  December 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Balance Sheets
Cash in non-interest-bearing deposits with subsidiaries.....................................  $      65  $     531
Interest-bearing deposits with subsidiaries.................................................      5,627      6,546
Equity securities...........................................................................      1,337        962
Investment in subsidiaries..................................................................     61,737     54,135
Other assets, net...........................................................................        177        189
                                                                                              ---------  ---------
      Total assets..........................................................................  $  68,943  $  62,363
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Accrued interest, taxes and other liabilities...............................................  $     524  $     417
Stockholders' equity........................................................................     68,419     61,946
                                                                                              ---------  ---------
      Total liabilities and stockholders' equity............................................  $  68,943  $  62,363
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                                                                          Years Ended December 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Statements of Income
Income:
    Dividends from subsidiaries......................................................  $     200  $   3,976  $   4,000
    Interest and dividends...........................................................        364        166        126
    Gains on sales of investment securities..........................................        346     --         --
    Intercompany fees................................................................     --          3,462      3,770
                                                                                       ---------  ---------  ---------
      Total income...................................................................        910      7,604      7,896
Expenses:
    Interest.........................................................................     --            495         79
    Salaries and benefits............................................................        156      2,900      3,263
    Amortization of intangibles......................................................     --            211        320
    Other............................................................................        369      1,331      1,607
                                                                                       ---------  ---------  ---------
      Total expenses.................................................................        525      4,937      5,269
                                                                                       ---------  ---------  ---------
      Income before income taxes and equity in undistributed net income of
        subsidiaries.................................................................        385      2,667      2,627
Income tax (expense) benefit.........................................................        (71)       368        352
                                                                                       ---------  ---------  ---------
      Income before equity in undistributed net income of subsidiaries...............        314      3,035      2,979
Equity in undistributed net income of subsidiaries...................................      6,687      3,754      3,225
                                                                                       ---------  ---------  ---------
      NET INCOME.....................................................................  $   7,001  $   6,789  $   6,204
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------
NOTE 17--CONDENSED FINANCIAL STATEMENTS--PARENT COMPANY ONLY (CONTINUED)

                                                                                      Years Ended December 31,
                                                                                  ---------------------------------
                                                                                    1997        1996        1995
                                                                                  ---------  ----------  ----------
Statements of Cash Flows
Cash flows from operating activities:
    Net income..................................................................  $   7,001  $    6,789  $    6,204
    Adjustments to reconcile net income to net cash provided by operating activities
      Gains on sales of investment securities...................................       (346)     --          --
      Amortization of intangible assets.........................................     --             211         320
      Depreciation and amortization.............................................     --              90         255
      Equity in undistributed net income of subsidiaries........................     (6,687)     (3,754)     (3,225)
      Decrease (increase) in other assets.......................................         12          80        (286)
      Increase (decrease) in accrued expenses and other liabilities.............         57        (365)         70
                                                                                  ---------  ----------  ----------
        Net cash provided by operating activities...............................         37       3,051       3,338
Cash flows from investing activities:
    Proceeds from sale of available-for-sale securities.........................      1,523      --          --
    Purchase of available-for-sale securities...................................     (1,430)     --          --
    Investment in subsidiaries..................................................     --            (851)       (200)
                                                                                  ---------  ----------  ----------
        Net cash provided by (used in) investment activities....................         93        (851)       (200)
Cash flows from financing activities:
    Cash dividends..............................................................     (1,300)       (847)       (918)
    Proceeds from issuance of stock.............................................        635      16,078         472
    Proceeds from note payable..................................................     --          --          11,000
    Repayments of notes payable.................................................     --         (11,000)     (1,800)
    Repurchase of common stock..................................................     --          --         (11,457)
    Notes receivable--officers--stockholders--net...............................       (850)        (88)         29
                                                                                  ---------  ----------  ----------
        Net cash provided by (used in) financing activities.....................     (1,515)      4,143      (2,674)
        NET INCREASE (DECREASE) IN CASH.........................................     (1,385)      6,343         464
Cash, beginning of year.........................................................      7,077         734         270
                                                                                  ---------  ----------  ----------
Cash, end of year...............................................................  $   5,692  $    7,077  $      734
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

-------------------------------------------------------------------------------
NOTE 18--SUBSEQUENT EVENT

    On March 15, 1998, the Company entered into an Agreement and Plan of Merger with St. Paul Bancorp, Inc. (St. Paul). The agreement provides for the merger of the Company into St. Paul. Each share of the Company's common stock is convertible into and exchangeable for 1.063 shares of St. Paul common stock. The exchange ratio will not be adjusted for the Company's 5% stock dividend payable on April 14, 1998. The merger is subject to approval by regulatory authorities and by the Company's and St. Paul's stockholders.

    In connection with the Agreement, the Company granted St. Paul an option, exercisable under certain circumstances, to purchase an aggregate of 1,100,488 newly issued shares of its common stock at an exercise price of $22.92 per share.

    In the event the merger is not consummated, the Company has agreed to reimburse St. Paul for acquisition and legal costs subject to a maximum of $500,000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Beverly Bancorporation, Inc.

    We have audited the accompanying consolidated balance sheets of Beverly Bancorporation, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Bancorporation, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          GRANT THORNTON LLP

Chicago, Illinois
January 23, 1998 (except for
      note 18, as to which the
      date is March 15, 1998)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors and nominees for directors of the Company will be included under the caption entitled "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

    For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information regarding executive compensation of the Company's directors and executive officers will be included under the caption entitled "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company will be included under the caption entitled "Principal Holders of Common Stock" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions will be included under the caption entitled "Executive Compensation--Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

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

    (a) The following documents are filed as a part of this report:

1. FINANCIAL STATEMENTS

        (a) Beverly Bancorporation, Inc. Financial Statements

        The Consolidated Financial Statements of the Company, together with the report thereon of Grant Thornton LLP, consisting of:

        Consolidated Balance Sheets--December 31, 1997 and 1996

        Consolidated Statements of Income--For the Years Ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Cash Flows--For the Years Ended December 31, 1997, 1996, and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Certified Public Accountants

        All schedules have been omitted either as inapplicable or because the required information is included in the financial statements or notes thereto.

3. EXHIBITS


  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------

    2(a)     Agreement and Plan of Merger, dated as of March 15, 1998, by and between St. Paul Bancorp, Inc. and
             Beverly Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on
             Form 8-K dated March 15, 1998 filed by St. Paul Bancorp, Inc.)

    2(b)     Option Agreement, dated as of March 15, 1998, by and between St. Paul Bancorp, Inc. and Beverly
             Bancorporation, Inc. (incorporated herein by



             reference to Exhibit 2.2 to the Current Report on Form 8-K dated March 15, 1998 filed by St. Paul
             Bancorp, Inc.)

    3(a)     Certificate of Incorporation of the Registrant (1).

    3(b)     By-Laws of the Registrant (1).

    4(a)     Form of Common Stock certificate (1).

    4(b)     The Registrant agrees to furnish a copy of any instrument with respect to long-term debt of the
             Registrant to the Securities & Exchange Commission upon request.

   10(e)     Beverly Bancorporation, Inc. Stock Option Plan.(1)(2)

   10(g)     Leases between Halsted Investment Group and Matteson-Richton Bank, as amended, relating to a facility in
             Homewood, Illinois.(1)

   10(h)     Lease between Beverly Bank and LaSalle National Trust, as Trustee, relating to a facility in Orland Park,
             Illinois.(1)

   10(i)     Lease between Beverly Bank and Floyd M. Phillips & Co., Inc., as Agent, relating to a facility in Tinley
             Park, Illinois (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on
             Form 10-K for 1996)

   10(j)     Beverly Bancorporation, Inc.1997 Long-Term Stock Incentive Plan (incorporated herein by reference to
             Exhibit A to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders dated April 23,
             1997).(2)

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

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.

                                BEVERLY BANCORPORATION, INC.

                                By   /S/ Anthony R. Pasquinelli
                                     -----------------------------------------
                                     Anthony R. Pasquinelli
                                     Chairman of the Board and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

          Signature                        Title
------------------------------  ---------------------------

  /s/ ANTHONY R. PASQUINELLI    Chairman of the Board and
------------------------------    Director
      Anthony R. Pasquinelli


  /s/ JOHN D. VAN WINKLE        President, Chief Executive
------------------------------    Officer and Director
      John D. Van Winkle


                                Executive Vice President,
 /s/ JEFFREY M. VOSS              Chief Financial Officer
------------------------------    and Principal Accounting
     Jeffrey M. Voss              Officer


 /s/ WILLIAM E. BRAZELY         Director
------------------------------
     William E. Brazely


 /s/ DAVID B. COLMAR            Director
------------------------------
     David B. Colmar


 /s/ CHRISTOPHER M. CRONIN      Director
------------------------------
     Christopher M. Cronin


 /s/ RICHARD I. POLANEK         Director
------------------------------
     Richard I. Polanek


 /s/ WILLIAM C. WADDELL         Director
------------------------------
     William C. Waddell

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER      DESCRIPTION OF EXHIBIT
-----------  ------------------------

       2(a)  Agreement and Plan of Merger, dated as of March 15, 1998, by and between St. Paul Bancorp, Inc. and
             Beverly Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on
             Form 8-K dated March 15, 1998 filed by St. Paul Bancorp, Inc.)

       2(b)  Option Agreement, dated as of March 15, 1998, by and between St. Paul Bancorp, Inc. and Beverly
             Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K dated March 15, 1998 filed by St. Paul Bancorp, Inc.)

       3(a)  Certificate of Incorporation of the Registrant (1).

       3(b)  By-Laws of the Registrant (1).

       4(a)  Form of Common Stock certificate (1).

       4(b)  The Registrant agrees to furnish a copy of any instrument with respect to long-term debt of the
             Registrant to the Securities & Exchange Commission upon request.

      10(e)  Beverly Bancorporation, Inc. Stock Option Plan.(1)(2)

      10(g)  Leases between Halsted Investment Group and Matteson-Richton Bank, as amended, relating to a facility in
             Homewood, Illinois.(1)

      10(h)  Lease between Beverly Bank and LaSalle National Trust, as Trustee, relating to a facility in Orland Park,
             Illinois.(1)

      10(i)  Lease between Beverly Bank and Floyd M. Phillips & Co., Inc., as Agent, relating to a facility in Tinley
             Park, Illinois (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on
             Form 10-K for 1996).

      10(j)  Beverly Bancorporation, Inc.1997 Long-Term Stock Incentive Plan (incorporated herein by reference to
             Exhibit A to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders dated April 23,
             1997).(2)

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