Form 10-K/A
period 1997-12-31
BEVERLY BANCORPORATION INC
filed 1998-04-28
CIK 11913

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     ___________

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number 0-4707
                                     ___________

                             BEVERLY BANCORPORATION, INC.
                (Exact name of registrant as specified in its charter)

             DELAWARE                                     36-4090152
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

   16345 South Harlem Avenue, Suite 3E                       60477
        Tinley Park,  Illinois                             (Zip Code)
(Address of principal executive offices)

          Registrant's telephone number, including area code: (708) 614-5070
                                     ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, computed by reference to the last reported price at which the stock was sold on such date, was $105,632,000.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 6, 1998 was 5,502,445.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                       PART III

NOTE: In order for the information provided herein to be consistent with the information previously provided in the Annual Report on Form 10-K for 1997 of Beverly Bancorporation, Inc. (the "Company"), none of the amounts set forth in this Amendment to the Company's Annual Report on Form 10-K for 1997 have been adjusted to reflect the 5% stock dividend paid by the Company on April 14, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company are as follows:

Anthony R. Pasquinelli

  Age - 64      Director since - 1985

     Mr. Pasquinelli has been Chairman of the Board of the Company since November 1995. Mr. Pasquinelli has been Executive Vice President and Secretary of Pasquinelli Construction Co., a Homewood, Illinois construction company, since 1962. He currently serves on the board of directors of Beverly National Bank and Beverly Trust Company, subsidiaries of the Company.

John D. Van Winkle

  Age - 52     Director since - 1989

     Mr. Van Winkle has been President and Chief Executive Officer of the Company since August 1989, when he joined the Company. He currently serves on the board of directors of Beverly National Bank and Beverly Trust Company. Prior to joining the Company, from 1976, Mr. Van Winkle held various management positions at a publicly-held community bank located in Chicago, Illinois.

William E. Brazley

  Age - 54      Director since - 1996

     Mr. Brazley has been the principal of William E. Brazley & Associates, Ltd., an architecture firm, since 1978. He was a Director of Beverly Bank from 1987 to September 1996, when it merged with Beverly National Bank. He currently serves on the board of directors of Beverly National Bank and Beverly Trust Company.

David B. Colmar

  Age - 52     Director since - 1996

     Mr. Colmar has been a majority partner since 1991 of Coldwell Banker First American, a real estate firm serving Chicago southland, northwest Indiana and southwest Michigan, and currently serves as President of Coldwell Banker First American. He was a Director of Beverly Bank
Matteson from 1992 to September 1996, when it merged with Beverly National Bank. He currently serves on the board of directors of Beverly National Bank and Beverly Trust Company.

Christopher M. Cronin

  Age - 49     Director since - 1995

     Mr. Cronin has been President of Knickerbocker Roofing and Paving Co., a Harvey, Illinois roofing and paving company, since 1986. Mr. Cronin was a Director of Beverly Bank from 1985 to September 1996, when it merged with Beverly National Bank, and he was a Director of the Company from 1986 to 1990. He currently serves on the board of directors of Beverly National Bank and Beverly Trust Company.

Richard I. Polanek

  Age - 66     Director since - 1989

     Mr. Polanek is presently retired. From 1989 to 1993, Mr. Polanek was Vice President, Finance, and Chief Financial Officer of Interlake Corporation, a metals and materials handling company, which he served in various capacities for 30 years. He currently serves on the board of directors of Beverly National Bank and Beverly Trust Company and also serves as Chairman of the Audit Committee.

William C. Waddell

  Age - 55     Director since - 1989

     Mr. Waddell has been First Vice President of Smith Barney Inc., an investment banking firm, and predecessor firms since 1989, and he currently serves on the board of directors of Beverly Trust Company.

     The directors of the Company are elected annually at the annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

     For information regarding the executive officers of the Company, reference is made to the section entitled "Executive Officers of the Company" in Part I,
Item 1 of the Company's Annual Report on
Form 10-K for 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

      EXECUTIVE COMPENSATION TABLE

     The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the other executive officers of the

Company whose compensation for 1997 exceeded $100,000 for services rendered in all capacities during each of the Company's fiscal years ended December 31, 1997, 1996 and 1995:

                                                                   Long Term
                                                                  Compensation
                                           Annual Compensation       Awards
                                           --------------------   ------------
                                                                   Securities      All Other
                                                                   Underlying     Compensation
Name and Principal Position      Year      Salary($)   Bonus($)   Options(#)(1)      ($)(2)
---------------------------      ----      ---------   --------   -------------   ------------
Anthony R. Pasquinelli,          1997      $122,200        -        5,000            -
Chairman of the Board            1996       148,736        -          -              -
                                 1995        84,981        -          -              -

John D. Van Winkle,              1997       175,000    $110,000     5,000          $8,839
President and Chief              1996       175,000     150,000       -             8,388
Executive Officer                1995       175,000     150,000       -             7,370

Charles E. Ofenloch,             1997       170,000      90,000     5,000           8,701
Executive Vice President,        1996       150,000      85,000       -             8,156
Manager of Commercial Sales      1995       150,000      85,000       -             7,175

Ronald F. Stajkowski,            1997       100,000      57,000     5,000           7,632
Executive Vice President         1996        90,000      50,000       -             7,057
                                 1995        90,000      45,000       -             6,177

______________

(1) Number of shares of Common Stock subject to options granted under the Company's stock option plans.

(2) Consists of matching contributions made by the Company pursuant to the Company's Employees Retirement and Savings Plan and life insurance premiums paid by the Company on behalf of each executive officer. For 1997, life insurance premiums in the following amounts were paid by the Company: Mr. Van Winkle, $889; Mr. Ofenloch, $889; and Mr. Stajkowski, $632.

EMPLOYEE STOCK OPTIONS

     OPTION GRANTS. The following table sets forth certain information regarding options to purchase shares of Common Stock granted as incentive compensation to the executive officers of the Company named in the Executive Compensation Table during the Company's 1997 fiscal year:

                                                 Individual Grants
---------------------------------------------------------------------------------------------
                          Number of
                          Securities        % of Total
                          Underlying      Options Granted
                        Options Granted   to Employees in    Exercise Price                     Grant Date Present
Name                         (#)            Fiscal Year        ($/Sh)(3)      Expiration Date         Value ($)
----                    ---------------   ---------------    --------------   ---------------   ------------------
Anthony R. Pasquinelli     5,000(1)            2.89%            $23.50        October 29, 2007       $63,450(4)

John D. Van Winkle         5,000(2)            2.89              23.50        October 29, 2007        58,400(5)

Charles E. Ofenloch        5,000(2)            2.89              23.50        October 29, 2007        58,400(5)

Ronald F. Stajkowski       5,000(2)            2.89              23.50        October 29, 2007        58,400(5)


     (1) All options were granted on October 29, 1997 under the Company's stock option plans. 20% of each option grant vests on the first through fifth anniversaries of the date of grant, whereupon all of the options granted are vested and exercisable. These options fully vest upon a change in control of the Company.

     (2) All options were granted on October 29, 1997 under the Company's stock option plans. 10% of each option grant vests on the first and second anniversaries of the date of grant, an additional 20% of each option grant vests on the third anniversary of the date of grant and an additional 30% of each option grant vests on the fourth and fifth anniversaries of the date of grant, whereupon all of the options granted are vested and exercisable. These options fully vest upon a change in control of the Company.

     (3) The option exercise price is equal to the fair market value per share of Common Stock on the date of grant.

     (4) Calculated pursuant to the Black-Scholes option pricing model. Assumes expected volatility of .46, risk-free rate of return of 6.03%, dividend yield of $.27 per share, time of exercise of 9.75 years and no risk of forfeiture.

     (5)  Calculated pursuant to the Black-Scholes option pricing model.
          Assumes expected volatility of .46, risk-free rate of return of 6.00%, dividend yield of $.27 per share, time of exercise of 7.5 years and no risk of forfeiture.

     OPTION EXERCISES. The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1997 fiscal year and the number and value of unexercised options to purchase shares of Common Stock held at the end of the Company's 1997 fiscal year by the executive officers of the Company named in the Executive Compensation Table:

                                                                          Number of Securities    Value of Unexercised
                                                                          Underlying Unexercised   In-the-Money Options
                                                                            Options at Fiscal           at Fiscal
                                                                                Year End (#)         Year End ($)(2)
                             Number of                                    ----------------------  ---------------------
                             Shares Acquired                                   Exercisable/             Exercisable/
Name                         on Exercise (#)      Value Realized ($)(1)       Unexercisable            Unexercisable
----                         ---------------      ---------------------   ----------------------  ---------------------
Anthony R. Pasquinelli               -                      -                 10,419/11,945           $157,358/$104,906

John D. Van Winkle                   -                      -                 26,047/22,364             393,396/262,264

Charles E. Ofenloch                5,000                 $55,450              15,687/18,792             236,934/208,301

Ronald F. Stajkowski                 -                      -                 13,892/14,261             209,811/139,874


     (1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

     (2) Value of unexercised in-the-money options is equal to the difference between the fair market value per share of Common Stock at December 31, 1997 and the option exercise price per share multiplied by the number of shares subject to options.


DIRECTORS' COMPENSATION

     Directors who are employees of the Company do not receive any compensation for serving as directors of the Company. All non-employee directors receive an annual retainer of $18,000, plus an attendance fee for each non-employee director of $1,350 per regular meeting and $500 per special or committee
meeting.   The Chairman of the Board receives an annual retainer of $84,000.  On
October 29, 1997, the non-employee directors were each granted an option to purchase 5,000 shares of Common Stock of the Company at an exercise price equal to $23.50 per share. Such options become exercisable on October 29, 1998 and expire on October 29, 2007. 20% of each option grant vests on the first through fifth anniversaries of the date of grant, whereupon all of the options granted are vested and exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors maintains a Compensation Committee, which is presently composed of Messrs. Colmar (Chairman), Pasquinelli and Polanek.
Mr. Pasquinelli is Chairman of the Board of the Company. None of the other members of the Compensation Committee is presently or was formerly an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows with respect to each person who is known to be the beneficial owner of more than 5% of the Common Stock of the Company, each director of the Company, the executive officers of the Company named in the Executive Compensation Table, and all directors and executive officers as a group, eleven in number: (i) the total number of shares of Common Stock beneficially owned as of March 6, 1998; and (ii) the percent of the Common Stock so owned as of that date:


                                  AMOUNT AND NATURE OF      PERCENT OF
 NAME OF BENEFICIAL OWNER              BENEFICIAL          COMMON STOCK
                                      OWNERSHIP(1)
 ------------------------         --------------------     ------------
 Anthony R. Pasquinelli(2)(10)           364,111            6.6%

 Bruno A. Pasquinelli(3)                 343,019            6.2

 John D. Van Winkle(4)(10)(11)           150,210            2.7

 William E. Brazley(10)                    8,256             *

 David B. Colmar(5)(10)                   23,045             *

 Christopher M. Cronin(6)(10)             16,323             *

 Richard I. Polanek(7)(10)                55,129            1.2

 William C. Waddell(10)                   56,597            1.2

 Charles E. Ofenloch(8)(10)(11)           96,693            1.8

 Ronald F. Stajkowski(9)(10)             104,218            1.9

 All directors and executive officers
  as a group (11 persons)(10)            897,076           16.0%

-------------
*Less than one percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 37,532 shares held in trust for Anthony R. Pasquinelli's benefit and 50,000 shares held by the Pasquinelli Family Foundation. Anthony R. Pasquinelli's business address is 905 W. 175th Street, Homewood, Illinois 60430.

(3) Includes 37,504 shares held in trust for Bruno A. Pasquinelli's benefit and 50,000 shares held by the Pasquinelli Family Foundation. Bruno A. Pasquinelli's business address is 905 W. 175th Street, Homewood, Illinois 60430.

(4) Includes 67,761 shares beneficially owned by Mr. Van Winkle and his wife and 20 shares beneficially owned by Mr. Van Winkle's daughters.

(5)   Includes 2,559 shares beneficially owned by Mr. Colmar's children.

(6)   Includes 4,231 shares in the Knickerbocker Roofing Pension Plan.

(7) Includes 3,008 shares beneficially owned by Mr. Polanek's wife and 45,564 shares held in trust for the benefit of Mr. Polanek and his wife.

(8) Includes 11,554 shares beneficially owned by Mr. Ofenloch and his wife and 343 shares beneficially owned by Mr. Ofenloch's children.

(9)   Includes 90,326 shares beneficially owned by Mr. Stajkowski and his wife.

(10) Includes shares of Common Stock that could be acquired through the exercise of stock options as follows: Mr. A. Pasquinelli, 10,419 shares; Mr. Van Winkle, 26,047 shares; Mr. Brazley, 4,361 shares; Mr. Colmar, 4,361 shares; Mr. Cronin, 7,249 shares; Mr. Polanek, 10,419 shares; Mr. Waddell, 10,419 shares; Mr. Ofenloch, 15,687 shares; Mr. Stajkowski, 13,892 shares; and all directors and executive officers as a group, 103,484 shares.

(11) Excludes 47,198 shares of Common Stock held by the Company's Employees Retirement and Savings Plan (the "Plan"). Messrs. Van Winkle and Ofenloch and three other persons are members of the administration committee of the Plan. As such, they are entitled to vote the shares of Common Stock held by the Plan and therefore may be deemed to beneficially own such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Some of the directors, executive officers and affiliates of the Company are, and have been during the preceding fiscal year, customers of Beverly National Bank, and some of the directors, executive officers and affiliates of the Company are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, customers of Beverly National Bank. As such customers, they have had transactions in the ordinary course of business of Beverly National Bank, including borrowings, all of which transactions are or were on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with nonaffiliated persons. In the opinion of management of the Company, none of the transactions involved more than the normal risk of collectibility or presented any other unfavorable features.
As of December 31, 1997, Beverly National Bank had $6,122,000 in loans outstanding to the directors, executive officers and affiliates of the Company, which amount represented 8.61% of total stockholders' equity as of that date.

      The Company purchases architectural services from Archideas, Inc., a corporation in which Joseph A. Pasquinelli is a 20% principal. Under the terms of the agreements between the Company and Archideas, Inc., the Company paid Archideas, Inc. $218,000 in 1997. Joseph A. Pasquinelli is the son of Anthony R. Pasquinelli and the nephew of Bruno A. Pasquinelli.

      The Company leases its Orland Park (Will-Cook) facility from a partnership in which Anthony R. Pasquinelli and Bruno A. Pasquinelli each have a 14.1% partnership interest. Under the terms of the lease, which is a triple net lease that expires in 2016, the Company paid rent of $102,000 in 1997 and will pay annual rent of $102,000 in 1998, which increases periodically as set forth in the lease.

      The Company leases its Homewood facility from a partnership in which Anthony R. Pasquinelli and Bruno A. Pasquinelli have an indirect, minority partnership interest. Under the terms of the lease, which expires in 2008, the Company paid rent of $99,000 in 1997 and will pay an aggregate annual rent of $107,200 in 1998, subject to annual increases as provided in the lease.

      During 1997, the Company purchased less than $1,250,000 of investment securities through Smith Barney Inc. William C. Waddell, a First Vice President of Smith Barney Inc., received aggregate commissions of less than $33,000 in connection with these transactions.

      The Company and Coldwell Banker First American each have a 50% interest in 1st American Home Mortgage L.L.C., which was organized in 1996 to originate mortgages for homes sold by Coldwell Banker First American. The Company and Coldwell Banker First American each contributed $25,000 for their interests in 1st American Home Mortgage L.L.C. Mortgages originated by 1st American Home Mortgage L.L.C. are sold into the secondary market by the Company, and the consideration received for such mortgages is passed on to 1st American Home Mortgage L.L.C. by the Company. Mortgage originators are employed by the Company and stationed at several offices of Coldwell Banker First American. The Company is reimbursed by 1st American Home Mortgage L.L.C. for the cost of the mortgage originators. 1st American Home Mortgage L.L.C. pays the Company a fee of 40 basis points for processing each mortgage and a management fee of $2,000 per month, which was reduced to $1,000 per month in October 1997, and pays Coldwell Banker First American a desk fee of $500 per month per mortgage originator located in its offices. During 1997, the Company passed on to 1st American Home Mortgage L.L.C. $208,000 for mortgages sold into the secondary market and received $103,000 in reimbursement for the cost of the mortgage originators, $35,000 in processing fees and $21,000 in management fees from 1st American Home Mortgage L.L.C., while Coldwell Banker First American received $9,500 in desk fees from 1st American Home Mortgage L.L.C. Mr. Colmar is a majority partner and President of Coldwell Banker First American.

      The following executive officers of the Company delivered full recourse promissory notes to the Company as consideration for shares of Common Stock:

          John D. Van Winkle purchased 50,000 shares of Common Stock in 1989 and delivered a note in the principal amount of $436,000, of which $436,000 was outstanding as of December 31, 1997. The note is payable on demand and bears interest at a rate which equals the dividend rate on the Common Stock.

          Charles E. Ofenloch purchased 50,000 shares of Common Stock in 1994 and delivered a note in the principal amount of $474,500, of which $474,500 was outstanding as of December 31, 1997. The note is payable on demand and bears interest at the prime rate of Beverly National Bank, subject to a maximum rate of 9%.

      John D. Van Winkle received a loan from the Company in 1996 of $600,000, which was used to purchase Common Stock, all of which was outstanding as of December 31, 1997. The loan is payable on demand and bears interest at the prime rate of Beverly National Bank.

      John D. Van Winkle received loans from the Company in 1997 totaling $850,000, which was used to purchase Common Stock, all of which was outstanding as of December 31, 1997. The loans are payable on demand and bear interest at the prime rate of Beverly National Bank.

      As of April 16, 1998, all of the foregoing notes and loans of Messrs. Van Winkle and Ofenloch have been repaid.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 1998.

                                    BEVERLY BANCORPORATION, INC.

                                    By /s/ Anthony R. Pasquinelli
                                       ---------------------------------------
                                        Anthony R. Pasquinelli
                                        Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of April, 1998 by the following persons on behalf of the Registrant in the capacities indicated.




 Signature                                  Title

 /s/ Anthony R. Pasquinelli                 Chairman of the Board and
-----------------------------               Director
 Anthony R. Pasquinelli

 /s/ John D. Van Winkle                     President, Chief Executive
-----------------------------               Officer and Director
John D. Van Winkle

 /s/ Jeffrey M. Voss                        Executive Vice President, Chief
-----------------------------               Financial Officer and Principal
 Jeffrey M. Voss                            Accounting Officer

 /s/ William E. Brazely                     Director
-----------------------------
 William E. Brazely

 /s/ David B. Colmar                        Director
-----------------------------
 David B. Colmar

 /s/ Christopher M. Cronin                  Director
-----------------------------
 Christopher M. Cronin

 /s/ Richard I. Polanek                     Director
-----------------------------
 Richard I. Polanek

 /s/ William C. Waddell                     Director
-----------------------------
 William C. Waddell