Form 10-K/A
period 1997-12-31
BEVERLY BANCORPORATION INC
filed 1998-05-01
CIK 11913

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   ______________

                                      FORM 10-K/A
                                    AMENDMENT NO. 2

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________to ________
Commission file number 0-4707
                                          ________


                           BEVERLY BANCORPORATION, INC.
           (Exact name of registrant as specified in its charter)

      DELAWARE                                          36-4090152
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      South Harlen Avenue, Suite 3E                       60477
        Tinley Park, Illinois                          (Zip Code)
  Address of principal executive offices)

       Registrant's telephone number, including area code: (708)614-5070
                                  _______________

          Securities registered pursuant to Section 12(b) of the Act:
                                       None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.  Yes X  No   .
                         ___    ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, computed by reference to the last reported price at which the stock was sold on such date, was $105,583,000.

The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 6, 1998 was 5,502,445.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                       AMOUNT AND NATURE OF            PERCENT OF
NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1)         COMMON STOCK
------------------------              -----------------------         ------------
Anthony R. Pasquinelli(2)(11)                  364,111                     6.6%

Bruno A. Pasquinelli(3)                        343,019                     6.2

John D. Van Winkle(4)(11)(12)                  150,210                     2.7

William E. Brazley(11)                           8,256                       *

David B. Colmar(5)(11)                          23,058                       *

Christopher M. Cronin(6)(11)                    16,323                       *

Richard I. Polanek(7)(11)                       65,548                     1.2

William C. Waddell(8)(11)                       72,073                     1.3

Charles E. Ofenloch(9)(11)(12)                  96,693                     1.8

Ronald F. Stajkowski(10)(11)                   104,218                     1.9

All directors and executive officers
as a group (11 persons)(11)                    902,145                    16.1%


_________
*Less than one percent.

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

(5) Includes 2,559 shares beneficially owned by Mr. Colmar's children, 2,563 shares held for the benefit of Mr. Colmar in the Naughton Development Corp. Profit Sharing Plan and 3,485 shares held in trust for the benefit of Mr. Colmar.

(6)    Includes 4,231 shares in the Knickerbocker Roofing Pension Plan.

(7) Includes 3,008 shares beneficially owned by Mr. Polanek's wife and 45,564 shares held in trust for the benefit of Mr. Polanek and his wife.

(8)    Includes 5,057 shares beneficially owned by Mr. Waddell's wife.

(9) Includes 11,554 shares beneficially owned by Mr. Ofenloch and his wife and 343 shares beneficially owned by Mr. Ofenloch's children.

(10) Includes 90,326 shares beneficially owned by Mr. Stajkowski and his wife.

(11) Includes shares of Common Stock that could be acquired through the exercise of stock options as follows: Mr. A. Pasquinelli, 10,419 shares; Mr. Van Winkle, 26,047 shares; Mr. Brazley, 4,361 shares;
       Mr. Colmar, 4,361 shares; Mr. Cronin, 7,249 shares; Mr. Polanek,
       10,419 shares; Mr. Waddell, 10,419 shares; Mr. Ofenloch, 15,687 shares; Mr. Stajkowski, 13,892 shares; and all directors and executive officers as a group, 103,484 shares.

(12) Excludes 47,198 shares of Common Stock held by the Company's Employees Retirement and Savings Plan (the "Plan"). Messrs. Van Winkle and Ofenloch and three other persons are members of the administration committee of the Plan. As such, they are entitled to vote the shares of Common Stock held by the Plan and therefore may be deemed to beneficially own such shares.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 1998.

                                       BEVERLY BANCORPORATION, INC.

                                       By /s/ Anthony R. Pasquinelli
                                          ------------------------------
                                          Anthony R. Pasquinelli
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 30th day of April, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

Signature                                Title
---------                                -----


/s/ Anthony R. Pasquinelli               Chairman of the Board and Director
------------------------------------
Anthony R. Pasquinelli


/s/John D. Van Winkle                    President, Chief Executive Officer
------------------------------------     and Director
John D. Van Winkle


/s/ Jeffrey M. Voss                      Executive Vice President, Chief
------------------------------------     Financial Officer and Principal
Jeffrey M. Voss                          Accounting Officer


/s/ William E. Brazely                   Director
------------------------------------
William E. Brazely


/s/ David B. Colmar                      Director
------------------------------------
David B. Colmar


/s/ Christopher M. Cronin                Director
------------------------------------
Christopher M. Cronin


/s/ Richard I. Polanek                   Director
------------------------------------
Richard I. Polanek


/s/ William C. Waddell                   Director
------------------------------------
William C. Waddell