Form 10-Q
period 1998-03-31
BEVERLY BANCORPORATION INC
filed 1998-05-15
CIK 11913

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MARCH 31, 1998
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                         or

For the transition period from                        to
                               -----------------------   ---------------------

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

Yes  X         NO
    ____          ___

As of April 20, 1998, 5,777,412 shares of the registrants common stock were outstanding.

                            BEVERLY BANCORPORATION, INC.

                                       INDEX

PART I.   FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Condensed Financial Statements (Unaudited)

Consolidated Balance Sheets at March 31, 1998 and December 31, 1997          3

Consolidated Statements of Income for the three-month periods
ended March 31, 1998 and 1997                                                4

Consolidated Statement of Changes in Stockholders' Equity for the year
ended December 31, 1997 and the quarter ended March 31, 1998                 6

Consolidated Statements of Cash Flows for the three-month periods
ended March 31, 1998 and 1997                                                7

Notes to Condensed Consolidated Financial Statements                         9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                               10

Item 3. Quantitative and Qualitative Disclosures About Market Risk          18


PART II.  OTHER INFORMATION

Item 1  Legal Proceedings                                                   19

Item 2  Changes in Securities and Use of Proceeds                           19

Item 3  Defaults Upon Prior Securities                                      19

Item 4  Submission of Matters to a Vote of Security Holders                 19

Item 5  Other Information                                                   19

Item 6  Exhibits and reports on Form 8-K                                    19

Signatures                                                                  20

PART I.   FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 MARCH  31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                               (AMOUNTS IN THOUSANDS)

ASSETS                                                  March 31, December 31,
                                                          1998         1997
                                                        --------- ------------
Cash and due from banks                                   $27,077      $24,684
Federal funds sold                                         21,600        7,750
                                                         --------     --------
    Cash and cash equivalents                              48,677       32,434
Investment securities:
  Available-for-sale, at fair value                       193,651      166,243
  Held-to-maturity, at amortized cost (fair value
   $19,807 and $22,095, respectively)                      19,577       21,946
Loans                                                     424,213      427,740
  Less allowance for possible loan losses                   4,340        4,174
                                                         --------     --------
    Net loans                                             419,873      423,566
Premises and equipment, net                                17,687       17,344
Accrued interest receivable                                 5,131        4,417
Other real estate                                              81           82
Intangible assets, net                                        671          741
Other assets                                                2,864        2,461
                                                         --------     --------
        TOTAL ASSETS                                     $708,212     $669,234
                                                         --------     --------
                                                         --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                                       $510,265     $500,040
  Non-interest bearing                                     93,449       90,012
                                                         --------     --------
       Total deposits                                     603,714      590,052
Secured borrowings, funds purchased,
  and other borrowings                                     28,522        3,334
Accrued expenses and other liabilities                      6,475        7,429
                                                         --------     --------
        TOTAL LIABILITIES                                 638,711      600,815

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; authorized
   1,000,000 shares; no shares issued and outstanding           -            -
  Common stock, par value $.01 per share; authorized
   8,000,000 shares; issued and outstanding 5,502,445 and
   5,494,570                                                   55           55
  Additional paid-in capital                               33,212       33,107
  Retained earnings                                        38,301       37,112
  Accumulated other comprehensive income                      581        793
  Notes receivable - officer stockholders                  (2,648)      (2,648)
                                                         --------     --------
        TOTAL STOCKHOLDERS' EQUITY                         69,501       68,419
                                                         --------     --------
        TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $708,212     $669,234
                                                         --------     --------
                                                         --------     --------

The accompanying notes are an integral part of the consolidated financial statements.

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1998         1997
                                                           ----         ----
Interest Income:
  Interest and fees on loans                             $  8,855     $  7,816
  Interest on investment securities:
     Taxable                                                2,367        2,584
     Tax-exempt                                               397          473
  Federal funds sold                                          356          142
                                                         --------     --------
       Total Interest Income                               11,975       10,928
                                                         --------     --------
Interest Expense:
  Deposits                                                  5,215        4,762
  Secured borrowings, funds purchased,
      and other borrowings                                    218           59
                                                         --------     --------
      Total Interest Expense                                5,433        4,821
                                                         --------     --------
     Net Interest Income                                    6,542        6,194
Provision for loan losses                                     180            0
                                                         --------     --------
     Net interest income after provision
       for loan losses                                      6,362        6,194

Other Income:
  Income from fiduciary activities                            613          530
  Service charges on deposit accounts                       1,043          959
  Net gains on sales of investment
    securities                                                 46          372
  Mortgage origination and servicing
    fees                                                      129          105
  Other                                                       373          379
                                                         --------     --------
       Total Other Income                                   2,204        2,345



Operating Expenses:
  Salaries and employee benefits                            2,785        3,185
  Occupancy                                                   734          667
  Equipment                                                   490          383
  Marketing and promotion                                     236          233
  Computer systems and services                               273          296
  Supplies                                                    163           90
  Telephone                                                   205          123
  Postage                                                     130          135
  Outside services                                            116          238
  Other                                                       955          993
                                                           ------       ------
       Total Operating Expenses                             6,087        6,343
                                                           ------       ------
        Income Before Income Taxes                          2,479        2,196

Income Tax Expense                                            770          642
                                                           ------       ------

       NET INCOME                                          $1,709       $1,554
                                                           ------       ------
                                                           ------       ------
Basic earnings per share                                    $0.30        $0.27
                                                           ------       ------
                                                           ------       ------
Diluted earnings per share                                  $0.28        $0.26
                                                           ------       ------
                                                           ------       ------
Weighted-average common shares
assuming conversion of dilutive securities              6,026,056    5,939,937
                                                        ---------    ---------
                                                        ---------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           YEAR ENDED DECEMBER 31, 1997 AND QUARTER ENDED MARCH 31, 1998
                                    (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       Accumulated        Note
                                                               Additional                 Other        Receivable       Total
                                          Preferred   Common    Paid-in      Retained  Comprehensive    - Officer    Stockholder's
                                            Stock      Stock    Capital      Earnings     Income       Stockholders     Equity
                                          ---------   ------   ----------   ---------  -------------   ------------  -------------
BALANCE AT DECEMBER 31, 1996                   $  -    $  52    $  27,292   $  36,607        $  (207)     $  (1,798)     $  61,946

Net income                                        -        -            -       7,001              -              -          7,001
Change in net unrealized gains on
 available-for-sale securities                    -        -            -           -          1,000              -          1,000
                                                                                                                         ---------
Comprehensive income                                                                                                         8,001
Common stock cash dividend declared
  ($.27 per share)                                -        -            -      (1,484)             -              -         (1,484)
5% common stock dividend (260,374 shares)         -        2        5,010      (5,012)             -              -            -
Issuance of 59,014 shares of common stock         -        1          634           -              -              -            635
Tax benefit from stock options exercise           -        -          171           -              -              -           171
Notes issued                                      -        -            -           -              -           (850)          (850)
                                              -----    -----    ---------   ---------        -------      ---------     ----------
BALANCE AT DECEMBER 31, 1997                      -       55       33,107      37,112            793         (2,648)        68,419
Net income                                        -        -            -       1,709              -              -          1,709
Change in net unrealized losses on
 available-for-sale securities                    -        -            -           -           (212)             -           (212)
                                                                                                                        ----------
Comprehensive income                                                                                                         1,497
Common stock cash dividend declared
 ($.09 per share)                                 -        -            -        (520)             -              -           (520)
Issuance of 7,875 shares of common stock          -        -          105           -              -              -            105
                                              -----    -----    ---------   ---------        -------      ---------     ----------
BALANCE AT MARCH 31, 1998                      $  -    $  55     $  3,212   $  38,301         $  581      $  (2,648)     $  69,501
                                              -----    -----    ---------   ---------        -------      ---------     ----------
                                              -----    -----    ---------   ---------        -------      ---------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                             1998       1997
                                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  1,709    $  1,554
Adjustments to reconcile net income to net cash provided
     by operating activities
  Provision for loan losses                                   180           -
  Provision for depreciation and amortization                 467          394
  Investment security accretion and amortization - net        136          282
  Deferred tax expense                                        145           51
  Amortization of intangible and other assets                  70           70
  Net gains on sales and calls of investment securities       (46)        (372)
  (Increase) in accrued interest receivable                  (714)        (229)
  (Increase) decrease in loans held for sale               (1,573)       1,537
  (Increase) in other assets                                 (269)        (391)
  Increase (decrease) in accrued expense and other
     liabilities                                           (1,124)        (769)
                                                         --------     --------
     Net Cash (Used In) Provided by Operating Activities   (1,019)       2,127
                                                         --------     --------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Investment securities available-for-sale:
  Proceeds from maturities and calls of securities         19,242        6,970
  Proceeds from sales of securities                        10,180       17,269
  Purchase of securities                                  (56,837)     (23,745)
Investment securities held-to-maturity:
  Proceeds from maturities and call of  securities          1,940          870
Net decrease (increase) in loans                            5,086       (9,892)
Purchase of premises and equipment                           (810)        (603)
Proceeds from sale of other real estate                         1          119
                                                         --------     --------
     Net Cash Used In Investment Activities               (21,198)      (9,012)
                                                         --------     --------

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                               (AMOUNTS IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1998         1997
                                                             ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand,
     savings and NOW deposit accounts                      18,576       (3,699)
Net increase (decrease) in time deposits                   (4,914)      13,687
Net increase in secured borrowings, funds purchased
   and other borrowings                                    25,188          758
Cash dividends paid                                          (495)        (329)
Proceeds from issuance of common stock                        105          433
                                                          -------      -------
     Net Cash Provided by Financing Activities             38,460       10,850
                                                          -------      -------
     Increase in Cash and Cash Equivalents                 16,243        3,965

Cash and Cash Equivalents at Beginning of Year             32,434       30,598
                                                          -------      -------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD           $48,677      $34,563
                                                          -------      -------
                                                          -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Interest                                                 $4,922       $4,821
  Income taxes                                                  -          200
Non-Cash Investing and Financing Activities:
  Unrealized (loss) on available-for-sale securities         (346)      (1,367)
  Net change in loans transferred to other real estate          -           30
   Accrued dividends payable                                  520          328

The accompanying notes are an integral part of the consolidated financial statements.

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that maybe expected for the year ended December 31, 1998. The year end condensed balance sheet data was derived from audited financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K as of December 31, 1997.

NOTE 2.   NEW ACCOUNTING PRONOUNCEMENTS

     At December 31, 1997, the company adopted SFAS No. 128, " Earnings per share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options issued with a weighted average exercise price exceeding the weighted average market value of the shares are excluded from dilutive securities. All option shares were included as potential dilutive securities in 1998 and 1997. All weighted average common shares and dilutive securities have been increased to reflect annual 5% stock dividends paid in 1998 and years prior, and the merger and conversion of shares in conjunction with the Company's stock offering. All prior period EPS data has been restated to give effect to the adoption of this statement.

The calculation of EPS is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1998        1997
                                                        ---------    ---------
Income available to common stockholders
  (in thousands)......................................   $  1,709    $   1,554

Weighted-average common shares outstanding............  5,776,099    5,721,902
Effect of dilutive securities - stock options.........    249,957      218,035
                                                        ---------    ---------
Weighted- average common shares assuming



                                                        ---------    ---------
    conversion of dilutive securities.................  6,026,056    5,939,937
                                                        ---------    ---------
                                                        ---------    ---------

        In January 1998, the Company adopted Statement of Financial
Accounting Standards No. 130  "Reporting Comprehensive Income" (SFAS No.
130). This statement establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements. This statement affects the display of comprehensive income in the financial statements and does not address recognition or measurement of comprehensive income and its components. Total comprehensive income for the quarter ended March 31, 1998 and 1997 was $1,497,000 and $712,000, respectively.

       Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) establishes standards for the way that public business enterprises report selected information about operating segments in annual financial reports to shareholders. The standard also establishes standards for related disclosures about products, services, geographic areas and major customers. The Company is currently evaluating its operations to determine the applicability of the disclosure requirements to its annual financial statements. Adoption of SFAS No. 131 is required for the fiscal year beginning January 1, 1998.

     The Company has evaluated other recent pronouncements of various accounting standards setting bodies. The Company believes that the adoption of any of these other pronouncements will not have a material impact on the Company's consolidated financial statements.

NOTE 3.   NOTES RECEIVABLE OFFICER/STOCKHOLDERS

     Notes receivable-officer stockholders, which amounted to $2,648,000 at March 31, 1998 have been repaid to the Company effective April 16, 1998.

NOTE 4.   ADVANCES FROM FEDERAL HOME LOAN BANK OF CHICAGO

     In February, 1998, the Company borrowed $25,000,000 at a rate of 5.15% with a five-year scheduled maturity. The Federal Home Loan Bank of Chicago has a one-time right to call the borrowing at the one year anniversary. The borrowing is secured with a blanket pledge of the Bank's assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is a review of significant factors affecting the results of operations and the financial condition of the Company for the three month period ended March 31, 1998. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto included in this report.

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

     The net income of the Company was $1.7 million for the three months ended March 31, 1998, compared with net income of $1.6 million for the three months ended March 31, 1997. Diluted earnings per share for the first quarter of 1998 was $0.28 compared with $0.26 for the first quarter of 1997. The increase in earnings per share is attributed mainly to an increase in net interest income, a reduction of operating expenses and growth in certain categories of non interest income, which was partially offset by a provision for loan loss and lower gains on the sale of securities. The following table sets forth certain selected additional financial data of the company.

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            1998           1997
                                            ----           ----
                             (dollars in thousands, except per share amounts)
 Balance sheet data
   Average assets                         $686,839       $632,719
   Average total loans                     425,306        373,746
   Average deposits                        596,177        561,798
   Average equity                           69,026         62,692

 Per share data
   Basic earnings per share (1)            $  0.30        $  0.27
   Diluted earnings per share (1)             0.28           0.26
   Book value, end of period (1)             12.03          10.93
   Book value, end of period                 12.63          11.47

 Selected financial ratios
   Return on average assets                  1.01%          1.00%
   Return on average equity                 10.04%         10.05%
   Net interest margin (TE)                  4.19%          4.36%



  Net charge-offs
    to average total loans                   0.00%          0.01%

(1) Adjusted for 5% stock dividend paid in the second quarter of 1998 and all prior periods.



RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income equals the difference between interest income earned on assets and the interest paid on liabilities. A comparison of the Company's net interest income, on taxable-equivalent basis (T/E), follows:

                                                                        For the Three Months Ended
                                          ------------------------------------------------------------------------------------
                                                       March 31, 1998                               March 31, 1997
                                           -------------------------------------   -------------------------------------------
                                           Average                       Yield/          Average                        Yield/
                                           Balance       Interest          Rate          Balance       Interest          Rate
                                           ------        --------        -------    ---------------------------        -------
                                                                        (dollars in thousands)
Funds sold                               $  26,314         $  356          5.49%      $  11,092         $  142          5.19%

Investment securities                      191,744          2,969          6.19%        205,581          3,301          6.42%

Loans                                      425,306          8,885          8.39%        373,746          7,851          8.43%
                                         ---------         ------                     ---------        -------
  Total earning assets                     643,364         12,210          7.61%        590,419         11,294          7.67%
                                         ---------         ------                     ---------        -------

Interest bearing deposits                  505,507          5,215          4.18%        475,547          4,762          4.08%

Other interest bearing
    liabilities                             15,924            218          5.55%          3,687             59          6.49%
                                         ---------         ------                     ---------        -------
Total interest bearing
    liabilities                           $521,431          5,433          4.23%       $479,234          4,821          4.08%
                                         ---------         ------                     ---------        -------
                                         ---------                                    ---------
Net interest income (T/E) to
    total earning assets                                   $6,777          4.19%                        $6,473          4.36%
                                                           ------          -----                       -------          -----
                                                           ------          -----                       -------          -----

     For the three months ended March 31, 1998, the Company's net interest income increased $304,000 (4.7%) to $6.8 million on a taxable equivalent basis from $6.5 million in the first quarter of 1997. Interest on earning assets increased $916,000 (8.1%) to $12.2 million in the first quarter of 1998 from $11.3 million in the same period in 1997 due primarily to growth in loans outstanding (which provide higher yields than alternative investments). The Company's interest expense increased $612,000 (12.7%) to $5.4 million in the first quarter of 1998 from $4.8 million from the same period in 1997 due to growth in deposits and the addition of $25 million in advances from the Federal Home Loan Bank of Chicago.

LOAN LOSS PROVISION

     The Company provided $180,000 to the allowance for loan losses in the first quarter of 1998. No provision to the allowance for loan losses was made during the same period in 1997. The loan loss provision has remained relatively low due to the Company's strong asset quality, and a relatively high concentration in generally low-risk residential real estate loans.

OTHER INCOME

     Other income decreased $141,000 to $2.2 million in the first quarter of 1998, compared to $2.3 million in the first quarter of 1997, due primarily to lower gains on the sale of available-for-sale investment securities. Fiduciary income increased $83,000 (16%) due primarily to fees associated with growth in trust assets under management. Service charges on deposit accounts increased $84,000 (9%) due primarily to the increase in overdraft charges. Mortgage origination and servicing fees increased $24,000 (23%) due primarily to origination fees and capitalized servicing rights associated with an increase in loans sold to the secondary market.

OPERATING EXPENSES

     Operating expenses decreased $256,000 (4%) to $6.1 million for the three months ended March 31, 1998, compared to $6.3 million in the three months ended March 31, 1997. Salaries and Benefits decreased $400,000 (13%) due to lower temporary help expense, a decrease in severance costs and higher deferred salaries from the origination of loans. Occupancy expense increased $67,000 (10%) due primarily to costs related to maintaining two additional branches, which opened later in 1997, and increased depreciation associated with the remodeling of several of the Company's existing branches. Equipment expense increased $107,000 (28%) due primarily to costs associated with additional branches and costs associated with the rental and maintenance of new ATM machines. Supplies expense increased $73,000 (81%) due to higher deferred costs in 1997. Telephone expense increased $82,000 (67%) due to the implementation of a new phone system and service, and higher usage due to a new automated customer service system. Outside services decreased $122,000 (51%) due to lower costs related to consulting services received.

FINANCIAL CONDITION

LOANS

     The following table summarizes the Company's loan portfolio at March 31, 1998 and December 31, 1997.

                                         March 31,    December 31,
                                           1998           1997
                                         --------------------------
                                                     (in thousands)
Commercial and industrial                $  56,643      $  55,309
Residential real estate                    151,120        155,542
Home equity lines of credit                 41,326         39,713
Commercial real estate                     129,734        130,414
Other consumer                              45,390         47,762
                                         ---------      ---------
  Total loans                              424,213        427,740
Allowance for loan loss                     (4,340)        (4,174)
                                         ---------      ---------
   Net loans                              $419,873       $423,566
                                         ---------      ---------
                                         ---------      ---------

     The Company's loan portfolio has decreased $3.6 million or 1% since December 31, 1997. Residential real estate loans and Consumer loans have decreased $4.0 million and $1.8 million, respectively, in 1998 due to payoffs and refinancing activity. Home equity loans and Commercial and industrial loans have increased $1.8 million and $1.4 million, respectively, in 1998, due to focused sales efforts by the Company.

NON-PERFORMING LOANS

     The following table sets forth information on the Company's non-performing loans and other real estate as of March 31, 1998 and December 31,1997:.

                                         March 31,   December 31,
                                           1998           1997
                                         ------------------------
                                               (in thousands)
Non-accrual loans                         $  2,998       $  2,147
Other loans 90 days past due                   327            300
Other real estate                               82             82
                                          --------       --------
     Total non-performing assets          $  3,408       $  2,529
                                          --------       --------
                                          --------       --------
Nonaccrual and other loans 90 days past
   due to total loans                         .78%           .57%
Non-performing assets to total loans plus
   other real estate                          .81%           .59%
Non-performing assets to total
   assets                                     .48%           .38%

     The Company's nonaccrual loans increased to $3.0 million at March 31,
1998 from $2.1 million at December 31, 1997.    The increase in nonaccrual
loans is attributed to 2 commercial loans and 1 home equity loan, which management believes to be adequately collateralized.

DEPOSITS

     Total deposits were $603.7 million as of March 31, 1998 compared to $590.0 million as of December 31, 1997, an increase of $13.7 million or 2.3%. The growth in deposits resulted primarily from increases of $3.4 million in Demand deposit accounts, $9.1 million in NOW accounts and $6.4 million in Money Market accounts. Time certificates of deposit and Savings accounts decreased $4.9 million and $.3 million, respectively. The decrease in outstanding time deposits resulted primarily from the Company's strategy to lower interest rates for certain time deposits upon renewal.

STOCKHOLDERS' EQUITY

     On April 14, 1998, the Company paid a 5% stock dividend to shareholders of record on April 1,1998. The dividend resulted in 274,967 shares being issued. The additional shares have not been reflected in the balance sheet of the Company as of March 31, 1998, but earnings per share have been restated to reflect the 5% dividend.

     On April 15, 1998, the Company paid a $.09 per share dividend to shareholders of record on April 1, 1998. The dividend, which amounted to approximately $520,000, was declared and recorded as payable as of March 31, 1998.

     Notes receivable-officer stockholders, which amounted to $2,648,000 at March 31, 1998 have been repaid to the Company effective April 16, 1998.

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

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the quarter ended March 31, 1998,
$1.0 million of net cash was used in operating activities.   The decrease in
accrued expenses and other liabilities and an increase in loans held for sale exceeded net income for the quarter. For the quarter ended March 31, 1997, $2.1 million of net cash was provided from operating activities. Net income and a reduction of loans held for sale were partially offset by reductions in accrued expenses and other liabilities. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the transfer of loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $21.2 million and $9.0 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided by financing activities, which consisted principally of deposit growth and an increase in secured borrowings, was $38.5 million and $10.9 million for the quarters ended March 31, 1998 and 1997, respectively. During the quarter ended March 31, 1998, the Company borrowed $25.0 million from the Federal Home Bank of Chicago for investment purposes.

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

     This strategy is implemented by the Company's Asset/Liability Committee ("ALCO"). The Company's ALCO is comprised of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and the Executive Vice President of Retail and Commercial Sales. The Chairman of the Board also serves as Chairman of the ALCO.

     In addition to developing the Asset Liability management policy for adoption by the Board of Directors, ALCO is responsible for formulating strategies and taking actions necessary for the achievement of the policy purpose, and for monitoring the performance of the Company's management of interest-rate and liquidity risk on a quarterly basis.

     An Asset/Liability analysis model is utilized by ALCO to measure and identify potential interest rate risk. The Asset/Liability analysis model uses cash flows and repricing information from each individual loan and certificate of deposit, plus repricing assumptions on products without specific repricing dates (e.g. savings and interest-bearing demand deposits) to calculate the duration of the Company's assets and liabilities.

     ALCO also reviews current and forecasted interest-rate scenarios quarterly. Forecasted rate scenarios may result in parallel and non-parallel shifts from current interest-rate yield curves, depending upon expected changes to economic conditions.

     The Asset/Liability model also forecasts the potential effect on the Company's earnings and net interest income for the next 12 month period and the theoretical value of Company's equity as of a specific date given an assumed change in interest rates. Consistent with supervisory guidance, the use of a 200 basis point immediate increase or decrease to current market interest rates is assumed for modeling purposes.

     The following table sets forth the interest rate sensitivity of the Company's assets and liabilities as of March 31, 1998, and sets forth the repricing dates of the Company's interest-earning assets and interest-bearing liabilities as of that date, as well as the Company's interest rate sensitivity gap percentages for the periods presented. The table is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment, and since such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the following table does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company's net interest income.

                                        0-3 Months    4-12 Months      1-5 Years   Over 5 Years       Total
                                        ----------    -----------      ---------   ------------       -----
                                                                (dollars in thousands)
Interest Earning Assets:
   Funds sold                           $   21,600      $       -      $       -      $       -     $   21,600
   Investment securities                    22,034         41,227         75,266         74,701        213,228
   Total loans                              97,298         49,324        266,344          8,249        421,215
                                        ----------      ---------      ---------      ---------     ----------
      Total earning assets              $  140,932      $  90,551      $ 341,610      $  82,950     $  656,043
                                        ----------      ---------      ---------      ---------     ----------
Interest Bearing Liabilities:
   Interest bearing demand deposits           $  -      $  18,907      $  95,208      $  19,075     $  133,190
   Savings deposits                              -              -         77,520         19,380         96,900
   Time deposits                            89,171        147,933         42,650            421        280,175
                                        ----------      ---------      ---------      ---------     ----------
      Total interest bearing deposits       89,171        166,840        215,378         38,876        510,265
Other borrowings:
   Secured borrowings, funds purchased,
     and other borrowings                    3,152         25,400              -              -         28,552
                                        ----------      ---------      ---------      ---------     ----------
Total interest bearing liabilities       $  92,323     $  192,240      $ 215,378      $  38,876     $  538,817
                                        ----------      ---------      ---------      ---------     ----------
Interest sensitivity gap                 $  48,609     $ (101,689)     $ 126,232      $  44,074     $  117,226
                                        ----------      ---------      ---------      ---------     ----------
Cumulative gap                           $  48,609     $  (53,080)     $  73,152     $  117,226     $  117,226
                                        ----------      ---------      ---------      ---------     ----------
Interest sensitivity gap to total assets      6.9%          (14.4)%        17.8%           6.3%          16.6%
Cumulative sensitivity gap to total assets    6.9%           (7.5)%        10.3%          16.6%          16.6%

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

     The results of the Asset Liability sensitivity analysis indicate that the Company is moderately liability sensitive, and thus exposed to interest-rate risk. The assumed rate shock of an immediate 200 basis point increase in rates would likely reduce the Company's net interest income and net income for the next 12 months by approximately $.7 million and $.4 million, respectively.

YEAR 2000 COMPLIANCE

     A critical issue has emerged in the banking industry and for the economy overall regarding how existing application software programs, operating systems and hardware can accommodate the date value for the year 2000. Many existing software products in the marketplace were designed only to accommodate a two digit date position which represents the year (e.g., 97 is stored on the system and represents the year 1997). As a result, the year 2000 would be stored as 00, and may be recognized as the year 1900 on many systems. Therefore, 1999 is the maximum date value which these systems would be able to accurately process.

     Management is currently in the process of evaluating all significant application software and hardware being utilized in order to ensure that the Company is prepared for the year 2000. The Company's third party service providers, for substantially all of its banking operations and fiduciary activities, have indicated that they are currently or will be year 2000 compliant. The Company's regulatory agencies require testing of these systems for compliance in 1998. Management is also in the process of evaluating the potential negative impact of this issue with customers, primarily those which have a significant credit relationship with the Company. Management does not anticipate that the Company will incur material operating or credit related expenses, or be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, the failure to successfully address year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion in Liquidity and Asset/Liability Management sections of Item 2.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          Not Applicable.

ITEM 3.   DEFAULTS UPON PRIOR SECURITIES
          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

ITEM 5.   OTHER INFORMATION
          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

Exhibit 11. Statement Regarding Computation of Per Share Earnings See note 2 to the Condensed Financial Statements.

Exhibit 27.    Financial Data Schedule.


(b)  Reports on Form 8-K
               A Form 8-K was filed on March 23, 1998 reporting the proposed merger of Beverly Bancorporation, Inc. with and into St. Paul Bancorp, Inc.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BEVERLY BANCORPORATION, INC.
                                             (Registrant)




Date:  May 15, 1998             /s/ John D. Van Winkle
                                ---------------------------------
                                   John D. Van Winkle
                                   President, Chief Executive Officer
                                   and Director



Date:  May 15, 1998             /s/ Jeffrey M. Voss
                                ---------------------------------
                                   Jeffrey M. Voss
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BEVERLY BANCORPORATION, INC.
                                           (Registrant)




Date:  May 15, 1998
                                ---------------------------------------
                                   John D. Van Winkle
                                   President, Chief Executive Officer
                                   and Director



Date:  May 15, 1998
                                ---------------------------------------
                                   Jeffrey M. Voss
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer