Form 10-Q/A
period 1998-03-31
BEVERLY BANCORPORATION INC
filed 1998-05-28
CIK 11913

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

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

                   BEVERLY BANCORPORATION, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1998         1997
                                                           ----         ----
Interest Income:
  Interest and fees on loans                             $  8,855     $  7,816
  Interest on investment securities:
     Taxable                                                2,367        2,584
     Tax-exempt                                               397          473
  Federal funds sold                                          356          142
                                                         --------     --------
       Total Interest Income                               11,975       11,015
                                                         --------     --------
Interest Expense:
  Deposits                                                  5,215        4,762
  Secured borrowings, funds purchased,
      and other borrowings                                    218           59
                                                         --------     --------
      Total Interest Expense                                5,433        4,821
                                                         --------     --------
     Net Interest Income                                    6,542        6,194
Provision for loan losses                                     180            0
                                                         --------     --------
     Net interest income after provision
       for loan losses                                      6,362        6,194

Other Income:
  Income from fiduciary activities                            613          530
  Service charges on deposit accounts                       1,043          959
  Net gains on sales of investment
    securities                                                 46          372
  Mortgage origination and servicing
    fees                                                      129          105
  Other                                                       373          379
                                                         --------     --------
       Total Other Income                                   2,204        2,345



Operating Expenses:
  Salaries and employee benefits                            2,785        3,185
  Occupancy                                                   734          667
  Equipment                                                   490          383
  Marketing and promotion                                     236          233
  Computer systems and services                               273          296
  Supplies                                                    163           90
  Telephone                                                   205          123
  Postage                                                     130          135
  Outside services                                            116          238
  Other                                                       955          993
                                                           ------       ------
       Total Operating Expenses                             6,087        6,343
                                                           ------       ------
        Income Before Income Taxes                          2,479        2,196

Income Tax Expense                                            770          642
                                                           ------       ------

       NET INCOME                                          $1,709       $1,554
                                                           ------       ------
                                                           ------       ------
Basic earnings per share                                    $0.30        $0.27
                                                           ------       ------
                                                           ------       ------
Diluted earnings per share                                  $0.28        $0.26
                                                           ------       ------
                                                           ------       ------
Weighted-average common shares
assuming conversion of dilutive securities              6,026,056    5,939,937
                                                        ---------    ---------
                                                        ---------    ---------

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

                                                                                       Accumulated        Note
                                                               Additional                 Other        Receivable       Total
                                          Preferred   Common    Paid-in      Retained  Comprehensive    - Officer    Stockholder's
                                            Stock      Stock    Capital      Earnings     Income       Stockholders     Equity
                                          ---------   ------   ----------   ---------  -------------   ------------  -------------
BALANCE AT DECEMBER 31, 1996                   $  -    $  52    $  27,292   $  36,607        $  (207)     $  (1,798)     $  61,946

Net income                                        -        -            -       7,001              -              -          7,001
Change in net unrealized gains on
 available-for-sale securities                    -        -            -           -          1,000              -          1,000
                                                                                                                         ---------
Comprehensive income                                                                                                         8,001
Common stock cash dividend declared
  ($.27 per share)                                -        -            -      (1,484)             -              -         (1,484)
5% common stock dividend (260,374 shares)         -        2        5,010      (5,012)             -              -            -
Issuance of 59,014 shares of common stock         -        1          634           -              -              -            635
Tax benefit from stock options exercise           -        -          171           -              -              -           171
Notes issued                                      -        -            -           -              -           (850)          (850)
                                              -----    -----    ---------   ---------        -------      ---------     ----------
BALANCE AT DECEMBER 31, 1997                      -       55       33,107      37,112            793         (2,648)        68,419
Net income                                        -        -            -       1,709              -              -          1,709
Change in net unrealized losses on
 available-for-sale securities                    -        -            -           -           (212)             -           (212)
                                                                                                                        ----------
Comprehensive income                                                                                                         1,497
Common stock cash dividend declared
 ($.09 per share)                                 -        -            -        (520)             -              -           (520)
Issuance of 7,875 shares of common stock          -        -          105           -              -              -            105
                                              -----    -----    ---------   ---------        -------      ---------     ----------
BALANCE AT MARCH 31, 1998                      $  -    $  55     $ 33,212   $  38,301         $  581      $  (2,648)     $  69,501
                                              -----    -----    ---------   ---------        -------      ---------     ----------
                                              -----    -----    ---------   ---------        -------      ---------     ----------

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



                                   BEVERLY BANCORPORATION, INC.
                                             (Registrant)




Date:  May 26, 1998             /s/ John D. Van Winkle
                                ---------------------------------
                                   John D. Van Winkle
                                   President, Chief Executive Officer
                                   and Director



Date:  May 26, 1998             /s/ Jeffrey M. Voss
                                ---------------------------------
                                   Jeffrey M. Voss
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BEVERLY BANCORPORATION, INC.
                                           (Registrant)




Date:  May 26, 1998
                                ---------------------------------------
                                   John D. Van Winkle
                                   President, Chief Executive Officer
                                   and Director



Date:  May 26, 1998
                                ---------------------------------------
                                   Jeffrey M. Voss
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer